Form 10QSB
period 1999-09-30
MASTER COMMUNICATIONS CORP
filed 1999-11-12
CIK 1044693

U.S. SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                       FORM 10-QSB

                        (Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT
For the transition period from               to

              Commission File No. 0-26951

             MASTER COMMUNICATIONS CORP.
     (Name of Small Business Issuer in Its Charter)

Florida                               59-3442557
(State of Other Jurisdiction of       (I.R.S. Employer
Incorporation or Organization)        Identification No.)

701 Brickell Avenue, Suite 3120, Miami, Florida     33131
(Address of Principal Executive Offices)       (Zip Code)

                      (305) 358-3678
     (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to
be filed by Section 13 or 15(d) of the Exchange Act during
the past 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90
days.
        Yes          No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 1999, the Company had 4,360,000 shares of Common Stock outstanding, $0.0001 par value.

               MASTER COMMUNICATIONS CORP.
              Form 10-QSB Quarterly Report
          For the Period Ended September 30, 1999

                                                                Page
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements                                     3

     Unaudited Balance Sheets at September 30, 1999
     and December 31, 1998 for Master Communications Corp.       5

     Unaudited Statement of Operations for the Three
     and Nine Months ended September 30,1999 and 1998
     and from Inception (May 5, 1997) through September
     30, 1999 for Master Communications Corp.                    6

     Unaudited Statements of Cash Flows for the Nine
     Months ended September 30,1999 and 1998 for
     Master Communications Corp.                                 7

     Unaudited Statement of Changes in Stockholders
     Equity (Deficit)at September 30, 1999 for

     Master Communications Corp.                                 8-9

     Notes to Interim Financial Statements                       10

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations                     15

PART II - OTHER INFORMATION                                      16

Item 1. Legal Proceedings                                        16

Item 2. Changes in Securities                                    16

Item 3. Defaults Upon Senior Securities                          16

Item 4. Submission of Matters to a Vote of Security Holders      16

Item 5. Other Information                                        16

Signatures                                                       16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1998 and 1997. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended
September 30, 1999 are not necessarily indicative of results that may be expected for the year ending December
31, 1999. The financial statements are presented on the accrual basis.

              MASTER COMMUNICATIONS CORP.
             (A DEVELOPMENT STAGE COMPANY)
                    BALANCE SHEET
                  SEPTEMBER 30, 1999
                        ASSETS
                        ------

                                               AUDITED               UNAUDITED
                                           December 31, 1998     September 30, 1999
                                           -----------------     ------------------
CURRENT ASSETS:

  Cash                                          $   11,135            $ 1,261
                                                    ------              -----
          TOTAL ASSETS                          $   11,135            $ 1,261
                                                    ------              -----
                                                    ------              -----
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                   ----------------------------------------------
CURRENT LIABILITIES:
  Note payable                                   $        0          $ 20,000
  Accounts payable                                      280             2,130
  Payroll taxes payable                                 213               470
  Accrued expenses payable                            2,500             1,150
                                                 ----------          --------
     Total Current Liabilities                        2,993            23,750
                                                 ----------          --------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.0001 par value,
   1,000,000 shares authorized,
   No shares issued and outstanding                       0                 0
  Common stock, $.0001 par value,
   50,000,000 shares authorized,
   725,000 and 4,360,000 shares issued
   and outstanding respectively                          73               437
  Additional paid-in-capital                         28,927            83,363
  Deficit accumulated during
   the development stage                            (20,858)         (106,289)
                                                  ----------         ---------
     Total Stockholders' Equity (Deficit)             8,142           (22,489)
                                                  ----------         ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                    $ 11,135           $ 1,261
                                                   ---------         ---------
                                                   ---------         ---------

See accompanying notes.

                  MASTER COMMUNICATIONS CORP.
                (A DEVELOPMENT STAGE COMPANY)
                   STATEMENTS OF OPERATION

             UNAUDITED      UNAUDITED     UNAUDITED     UNAUDITED     UNAUDITED
             For the        For the       For the Nine  For the Nine  From May 5, 1997
             Quarter Ended  Quarter Ended Months Ended  Months Ended  (Inception) to
             09/30/1998     09/30/1999    09/30/1998    09/30/1999     09/30/1999
             -------------  ------------- -----------   ------------   ---------------

DEVELOPMENT
STAGE REVENUES       $  0        $    0    $     0          $    0      $      0
             -------------  -------------  ----------    -----------    ---------------

DEVELOPMENT STAGE EXPENSES:
Bank Charges            4            56          27            151           151
Consulting fees                                             14,000        15,660
Interest expense                    400                        400           400
Licenses and taxes                                             979         1,740
Management fees                                                500         4,500
Office expenses                    2,140         12          9,221        10,201
Officer's salaries                10,758                    29,201        30,521
Payroll taxes                        823                     2,468         2,580
Postage                              192                       486           486
Professional fees                 13,667                    27,189        35,371
Registration fees                                                          3,627
Telephone                            232        109            836         1,052
            ---------------  -------------  ----------   ------------    ---------------
Total Development
 Stage Expenses         4         28,268        148         85,431       106,289
            ---------------  -------------  ----------   -------------   ---------------
DEFICIT ACCUMULATED
 DURING THE
 DEVELOPMENT STAGE    $ 4        $28,268    $   148       $(85,431)     $(106,289)
            ---------------  -------------- ----------   -------------  ----------------
            ---------------  -------------- ----------   -------------  ----------------
LOSS PER SHARE
OF COMMON STOCK
BASIS AND DILUTED   0.000          0.006      0.000          0.021          0.062
WEIGHTED AVERAGE
SHARES
OUTSTANDING
BASIS AND
DILUTED           725,000      4,360,000    725,000      4,110,313      1,725,831

See accompanying notes.

               MASTER COMMUNICATIONS CORP.
              (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CASH FLOWS

                                                UNAUDITED            UNAUDITED
                                               For the Nine         For the Nine
                                               Months Ended         Months Ended
                                            September 30, 1998   September 30, 1999
                                            ------------------   ------------------
OPERATING ACTIVITIES:
Deficit accumulated during
 the development stage                            $     (148)         $  (85,431)
 Common stock issued for consulting services                               1,000
 Increase in accounts payable                                              1,851
 Increase-payroll taxes payable                                              256
  Increase (decrease) in
   accrued expenses                                                       (1,350)
                                                  ------------         ----------
    Net Cash Used by
     Operating Activities                                (148)           (84,674)
                                                  ------------         ----------
FINANCING ACTIVITIES:
  Proceeds from the issuance
   of note payable                                                        20,000
  Proceeds from the issuance
   of common stock                                                        53,800

                                                  -------------         ---------
     Net Cash Provided by
      Financing Activities                                   0            73,800
                                                  -------------         ---------
INCREASE (DECREASE) IN CASH                               (148)          ( 9,874)
CASH, BEGINNING                                          4,253            11,135
                                                  -------------         ---------
CASH, ENDING                                      $      4,105           $ 1,261
                                                  -------------         ---------
                                                  -------------         ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INVESTING
AND FINANCING ACTIVITIES:

Accrued interest expense                                                 $   400
Issuance of Common Stock in connection with consulting services            1,000

See accompanying notes.

               MASTER COMMUNICATION CORP.
              A DEVELOPMENT STAGE COMPANY
    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
           FOR THE PERIOD MAY 5, 1997 (INCEPTION)
              THROUGH SEPTEMBER 30, 1999

                                                          DEFICIT
                                                          ACCUMULATED
                                       ADDITIONAL         DURING THE
                  COMMON STOCK         PAID-IN-           DEVELOPMENT
                SHARES      AMOUNT       CAPITAL          STAGE            TOTAL
                --------    ------     -----------       -----------       ------
Balance,
May 5, 1997
(inception)          0  $        0    $      0    $       0               $      0
Common stock issued
to related
parties for
consulting fees 100,000         10       3,990            0                  4,000
Common stock issued to
third parties   625,000         63      24,937            0                 25,000
Deficit accumulated
during the development
stage for the period
May 5, 1997
(inception)through
December 31, 1997      0         0           0      ( 9,747)               ( 9,747)
                ---------    -------    --------    ---------              --------
Balance,
December 31,1997 725,000        73      28,927      ( 9,747)                19,253
Deficit accumulated during the
development stage
for the year ended
December 31, 1998      0         0           0      (11,111)               (11,111)
                   ---------  --------- --------   ----------             ----------
Balance,
December 31,1998 725,000    $   73     $28,927    $ (20,858)    $            8,142

               MASTER COMMUNICATIONS CORP.
             (A DEVELOPMENT STAGE COMPANY)
   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
  FOR THE PERIOD MAY 5, 1997 (INCEPTION) THROUGH SEPTEMBER 30, 1999
                         (CONT'D)

                                                               DEFICIT
                                                               ACCUMULATED
                                            ADDITIONAL         DURING THE
                       COMMON STOCK         PAID-IN-           DEVELOPMENT
                     SHARES      AMOUNT     CAPITAL            STAGE        TOTAL
                    --------     ------     -----------       -----------   ------
Common stock issued
 to third parties       535,000      $54   $53,446        $      0        $ 53,500
Common stock issued
 to related parties   3,000,000      300         0               0             300
Common stock issued to
 related party for
 managerial services     50,000        5       495               0             500
Common stock issued in
 consideration for legal
 services                50,000        5       495               0             500
Deficit accumulated during the
 development stage for the nine
 months ended
 September 30, 1999           0        0         0        ( 85,431)        (85,431)
                        --------   -------    ------      -----------   ------------
Balance, September
30, 1999              4,360,000    $ 437   $83,363       $(106,289)       $(22,489)
                      ---------    -----   ---------     ------------- -------------
                      ---------    -----   ---------     ------------- -------------

              MASTER COMMUNICATIONS CORP.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        UNAUDITED

1.     GENERAL

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.     NET LOSS PER COMMON SHARE

Net loss per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. There are no common stock equivalents resulting from dilutive stock options.
Management Discussion and Analysis of Financial Condition and Results of Operations.

SAFE HARBOR STATEMENT

Certain statements in this Form 10-QSB, including
Information set forth under Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operation constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Master Communications, Inc. desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-
QSB or hereafter included in other publically available documents filed with the Securities and Exchange
Commission, reports to our stockholders and other publically available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance
(financial or operating) or achievements to differ from future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based on managements best estimates.

DEVELOPMENT STAGE EXPENSES

Development stage expenses increased significantly in the
three months ended September 30, 1999, as compared to the
same period 1998.  The increase can be attributed primarily
to professional fees in connection with filing,
registration and accounting fees as well as officer's
salary.   We note that the increase in development stage
expenses for the nine months ended September 30, 1999 as compared to the same period 1998, can also be attributed to the same types of expenditures as well as other consulting fees.

Item 2.  Management's Discussion and Analysis of Financial Conditions.

                                   For the Nine           From May 5, 1997
                                   Months Ended          (Inception) to
                                   September 30, 1998     September 30, 1999
Development Stage Revenues               $0                          $0
Development Stage Expenses          (85,431)                   (106,289)
Deficit Accumulated During
Development Stage                   (85,431)                   (106,289)

Development Stage Revenues

The Company's operations have been devoted primarily to raising capital for future operations and administrative functions. The Company intends to grow through internal development, strategic alliances and acquisitions of existing business. The ability of the Company to achieve its business objective is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

Development Stage Expenses

The Company's development stage expenses were $85,431 for the nine months ended September 30, 1999. The expenses incurred were primarily due to various consulting, managerial and professional services in pursuit of the Company's objective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  Not applicable

Item 2. Changes in Securities.  None

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.  None.

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

Exhibit 27 - Financial Date Schedule - Electronic Filing Only

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 12, 1999.
                             MASTER COMMUNICATIONS CORP.
                             (Registrant)

Date: November 12, 1999      s/s Jamee Freeman
                             ---------------------------
                                 Jamee Freeman
                                 Chairman, Chief Executive
                                 Officer, President,
                                 Secretary and Treasurer

EXHIBIT 27 - FINANCIAL DATA SCHEDULE
------------------------------------
[DESCRIPTION]     ART. 5 FDS FOR 10QSB
[ARTICLE] 5
[MULTIPLIER] 1,000

[PERIOD-TYPE]                        9
[FISCAL-YEAR-END]                    DEC-31-1999
[PERIOD-END]                         SEP-30-1999
[CASH]                               1,261
[SECURITIES]                         0
[RECEIVABLES]                        0
[ALLOWANCES]                         0
[INVENTORY]                          0
[CURRENT-ASSETS]                     1,261
[PP&E]                               0
[DEPRECIATION]                       0
[TOTAL-ASSETS]                       1,261
[CURRENT-LIABILITIES]                23,750
[BONDS]                              0
[PREFERRED-MANDATORY]                0
[PREFERRED]                          0
[COMMON]                             437
[OTHER-SE]                           <22,926>
[TOTAL-LIABILITY-AND-EQUITY]         1,261
[SALES]                              0
[TOTAL-REVENUES]                     0
[CGS]                                0
[TOTAL-COSTS]                        0
[OTHER-EXPENSES]                     85,431
[LOSS-PROVISION]                     0
[INTEREST-EXPENSE]                   400
[INCOME-PRETAX]                      <85,431>
[INCOME-TAX]                         0
[INCOME-CONTINUING]                  <85,431>
[DISCONTINUED]                       0
[EXTRAORDINARY]                      0
[CHANGES]                            0
[NET-INCOME]                         <85,431>
[EPS-BASIC]                        <.021>
[EPS-DILUTED]                        <.021>