Form 10KSB
period 1999-12-31
MASTER COMMUNICATIONS CORP
filed 2000-03-30
CIK 1044693

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
             [X] Annual Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 1999

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________.

Commission file number: 0-26951

                              i-Incubator.com, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Florida                                               59-3442557
--------------------------------------------------------------------------------
(State or other jurisdiction                              (IRS Employer
  of incorporation)                                       Identification No.)

              701 Brickell Avenue, Suite 3120, Miami, Florida 33131
        ---------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  (305) 358-3678

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the exchange Act:

                         Common stock, par value $.0001
                         ------------------------------
                                (Title of class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

         Issuer's revenues for fiscal year ending December 31, 1999 was $0.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the average bid and asked price of such common equity), as of March 1, 2000 was $5,000,000.

         The number of shares outstanding of the issuer's only class of common stock, as of March 1, 2000 was 16,580,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Item 1.  Description of Business

General

i-Incubator.com, Inc. (the "Company" or "i-Incubator") was formed on May 5, 1997 under the name Master Communications Corp. in the State of Florida. On November 24, 1999 the Company changed its name to i-Incubator.com, Inc.

The Company is in its developmental stage. Through itself and its wholly owned subsidiaries it intends to provide services in the Internet and telecommunications industries. It intends to become a leading Internet incubator by acquiring equity positions in early stage development Internet companies and providing them with various incubatory services. The Company intends to provide or assist in the procurement of venture capital, and provide technical expertise and marketing assistance to development stage Internet companies in addition to other services. The Company also intends through its wholly owned subsidiary, i-Teleco.com, Inc., to provide telecommunications services in various markets throughout the United States.

Internet Business

The Company is an early stage developmental company focused on providing support in the form of capital and services to early stage Internet companies. The Company's services include business and marketing strategy, consulting services, creative design service, technology and systems integration services, legal and accounting services, office support services, broadband internet access, assistance in funding and access to strategic relationships to guide companies through bridge funding, private placements, initial public offerings and secondary offerings.

People and businesses are increasingly relying on the Internet to access and share information as well as to purchase and sell products and services. A rapidly growing number of businesses use the Internet to market and sell their products and streamline business operations. Businesses seeking to capitalize on the significant opportunities provided by the Internet face a formidable series of challenges. The Company intends to provide businesses with services to enable them to meet these challenges.

The Company, through its subsidiary, i-TeleCo.com, Inc. ("i-TeleCo") intends to provide telecommunications services in various markets throughout the United States. Ultimately, it is intended that i-TeleCo will provide local and long distance services plus Internet access, Personnel Communications Services ("PCS"), cellular, paging, facsimile, enhanced calling cards, prepaid phone cards and calling cards and video communications services. i-TeleCo intends to initiate the purchase of services directly from a long distance provider and offer such services via a banner or link on its affiliates' business clients sites. It also intends to qualify as an "Integrated Communications Provider" ("ICP") under the Federal Telecommunications Act of 1996 (the "Telecommunications Act"). i-TeleCo intends to target its services to e-commerce companies in a business-to-business ("B2B") environment.

i-Teleco intend to grow through acquisitions of income producing telecommunication companies. Acquisitions will be determined based upon the operating structures of the target, including the quality or existence of sales, billing and customer service departments. The Company intends to consolidate the operations of the acquired entities into a single operation resulting in cost savings and revenues within a minimal period of time.

Through its subsidiary i-CarAuction.com, Inc., the Company intends to allow the "at-large" public to participate in "dealer style" auto auctions specializing in high end exotic automobiles in an easy to use interactive format containing interior and exterior photos as well as a rating system to assist the purchasing process. In addition, this site will feature all services associated with vehicle acquisition and maintenance (i.e., financing, warranties, upgrades, insurance, etc.). The targeted audience will include B2B, business-to-customer and customer-to-customer e-commerce transactions.

Through i-RealtyAuction.com, Inc., of which the Company owns 70% of the outstanding capital stock, the Company intends to provide a direct marketplace for buyers and sellers of commercial residential and multi-use properties to meet and negotiate. i-RealtyAuction.com, Inc. has established affiliate relationships with Apponline, Ipixs, comps.com, and various moving services to help in pre- and post-purchase without the intensive brokerage fees attached.

Through its site temple-auction.com, the Company intends to establish an e-commerce site geared for synagogues and temples wherein donations are contributed by purchasing items in an auction format. The software is donated by th Company to the temples.

Through its site i-charity.com, the Company intends to offer a means to make a charitable donation (tax free) to one's favorite charity by directly pledging the monies used to purchase an item in this proprietary auction platform.

Recent Developments

On November 30, 1999 the Company acquired ownership of the domain name i-Incubator.com from Rebecca Brock, an affiliate of the Company, for the price of $120,000. The Company believes that the purchase price represented the fair market value of the domain name.

On December 1, 1999 the Company acquired all the outstanding shares of common stock of i-AuctionTech.com, Inc., a Delaware corporation ("i-Auction"), in exchange for the issuance of 2,000,000 shares of the common stock of the Company which were issued to the shareholders of i-Auction. Matthew Sher and Scott Mager, directors of the Company, were principals of i-Auction.

On December 8, 1999 the Company acquired 1,500,000 shares or 3% of the common stock of Wealthhound.com, Inc., a Florida corporation in exchange for 1,500,000 shares of the common stock of the Company. The shares sere acquired from Quentin Road Productions, Inc., the principal of which is Rebecca Brock, an affiliate of the Company.

On December 28, 1999 the Company entered into an agreement with Michael Farkas pursuant to which the Company acquired ownership of the following domain names: i-RealtyAuction.com, i-RealtyAuction.net, i-AntiqueAuction.com, i-AntiqueAuction.net, i-TeleCo.net, i-CarAuction.com and i-CarAuction.net for the aggregate purchase price of $250,000. Mr. Farkas is a director of the Company and the beneficial owner of more than fifty (50%) percent of the outstanding Common Stock of the Company. The Company believes that the purchase price represented the approximate fair market value of these domain names.

On January 5, 2000 the Company announced it will license auction technology services it acquired in its purchase of i-Auction to three companies developing action-based consumer and B2B websites. The three companies which will receive the auction technology and management assistance for its consumer-to-consumer auction sites are: i-CarAuction.com, Inc., a worldwide auto auction primarily for used cars; i-AntiqueAuction.com, Inc., a worldwide auction primarily for antique furnishings and household goods; and, i-RealtyAuction.com, Inc., a worldwide auction primarily for residential and commercial real estate auction sales. i-Incubator.com, Inc. will also assemble management teams for each company to ensure proper integration of the auction technology, financial control, strategic partnerships and marketing. i-CarAuction.com, Inc. and i-AntiqueAuction.com, Inc. are wholly owned subsidiaries of the Company. The Company owns 70% of the outstanding capital stock of i-RealtyAuction.com, Inc.

On January 11, 2000 the Company announced i-RealtyAuction.com, Inc. received its first round of venture financing from Global Realty Management Group, Inc. It was a cash and stock-for-stock transaction. Global Realty Management Group is a residential and commercial property manager based in New York City. i-RealtyAuction.com, Inc., which is expected to launch within 180 days from January 11, 2000, will be a nationwide residential and commercial real estate auction site for bidding on properties in a secure environment. It will incorporate technology that will systematically eliminate unreasonable and bogus bids that have plagued many auction websites. i-RealtyAuction.com, Inc. also announced the appointment of its first outside Board member: Joseph Spitzer, Chairman and CEO of Global Realty Management Group, and founder and President of Allstate Realty Associates. Allstate Realty Associates, based in New York City, currently owns and manages 23 buildings with a combination of 2,100 rental cooperative units and three commercial buildings in excess of 430,000 square feet. Mr. Spitzer specializes in stabilizing distressed properties and tenant/landlord relationships. Michael D. Farkas, a 50% shareholder of the Company, owns 50% of the outstanding capital stock of Global Realty Management Group, Inc.

On March 23, 2000 the Company entered into agreements with Onlinefood.com, Inc. ("Onlinefood"), a development stage company which markets and sells ethnic foods over the Internet to consumers in the United States and other countries. Pursuant to the agreements the Company will acquire fifty percent of the outstanding common stock of Onlinefood in exchange for $1,000,000 and incubatory services.

The Company is currently engaged in negotiations with various companies with respect to assorted business transactions. There can be no assurance that any of these transactions will be consummated.

Competition

The market for Internet incubator services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. While relatively new, the market is already highly competitive and characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by us. We expect competition not only to persist, but also to increase. Increased competition may result in price reductions, reduced margins and loss of market share. Our competitors fall into several categories, including Internet service firms, technology consulting firms, technology integrators, strategic consulting firms, and in-house information technology, marketing and design departments of our potential clients. Most of our current and potential competitors have longer operating histories, larger installed customer bases, greater name recognition, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than we do. At any time our current and potential competitors could increase their resource commitments to our markets. The barriers to entry into our business are also relatively low. As a result, we expect to face additional competition from new market entrants in the future. The market for our services is rapidly evolving and is subject to continuous technological change. As a result, our competitors may be better positioned to address these developments or may react more favorably to these changes. We compete on the basis of a number of factors, including the attractiveness of the Internet services offered, the breadth and quality of these services, creative design and systems engineering expertise, pricing, technological innovation, and understanding clients' strategies and needs. Many of these factors are beyond our control. Existing or future competitors may develop or offer strategic Internet services that provide significant technological, creative, performance, price or other advantages over the services offered by us.

Government Regulations and Legal Uncertainties

As of March 1, 2000 there were few laws or regulations directed specifically at e-commerce. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as the collection of and use of data from Web site visitors and related privacy issues, pricing, content, copyrights, online gambling, distribution and the quality of goods and services. The enactment of any additional laws or regulations may impede the growth of the Internet and e-commerce, which could decrease the revenues of e-commerce companies and place additional financial burdens on them.

Laws and regulations directly applicable to e-commerce or Internet communications are becoming more prevalent. For example, Congress recently enacted laws regarding online copyright infringement and the protection of information collected online from children. Although these laws may not have a direct adverse effect on our business, they add to the legal and regulatory burden faced by e-commerce companies. Other specific areas of legislative activity are:


             o Taxes. Congress enacted a three-year moratorium, ending on October 21, 2001, on the application of "discriminatory" or "special" taxes by the states on Internet access or on products and services delivered over the Internet. Congress further declared that there would be no federal taxes on e-commerce until the end of the moratorium. However, this moratorium does not prevent states from taxing activities or goods and services that the states would otherwise have the power to tax. Furthermore, the moratorium does not apply to certain state taxes that were in place before the moratorium was enacted.

             o Online Privacy. Both Congress and the Federal Trade Commission are considering regulating the extent to which companies should be able to use and disclose information they obtain online from consumers. If any regulations are enacted, e-commerce companies may find certain marketing activities restricted. Also, the European Union has directed its member nations to enact much more stringent privacy protection laws than are generally found in the United States, and has threatened to prohibit the export of certain personal data to United States companies if similar measures are not adopted. Such a prohibition could limit the growth of foreign markets for United States e-commerce companies. The Department of Commerce is negotiating with the Federal Trade Commission to provide exemptions from the European Union regulations, but the outcome of these negotiations is uncertain.

             o Regulation of Communications Facilities. To some extent, the rapid growth of the Internet in the United States has been due to the relative lack of government intervention in the marketplace for Internet access. Lack of intervention may not continue in the future. For example, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission in the same manner as other telecommunications services. Additionally, local telephone carriers have petitioned the Federal Communications Commission to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on such providers. Some Internet service providers are seeking to have broadband Internet access over cable systems regulated in much the same manner as telephone services, which could slow the deployment of broadband Internet access services. Because of these proceedings or others, new laws or regulations could be enacted which could burden the companies that provide the infrastructure on which the Internet is based, thereby slowing the rapid expansion of the medium and its availability to new users.

             o Other Regulations. The growth of the Internet and e-commerce may lead to the enactment of more stringent consumer protection laws. The Federal Trade Commission may use its existing jurisdiction to police e-commerce activities, and it is possible that the Federal Trade Commission will seek authority from Congress to regulate certain online activities. The Federal Trade Commission has already issued for public comment proposed regulations governing the collection of information online from children.

Generally applicable laws may affect us. The exact applicability of many of these laws to e-commerce, however, is uncertain.


Employees

As of March 1, 2000, i-Incubator.com had four employees, all of whom work with us on a full-time basis. We consider our relationships with our employees to be good. None of our employees are covered by collective bargaining agreements.

Item 2.  Description of Property.

The Company's corporate headquarters are located at 701 Brickell Avenue, Suite 3120, Miami, Florida. The facility consists of approximately 2,500 square feet of office space which is subleased on a month-to-month basis. The tenant of the primary lease is The Farkas Group, Inc., an affiliated entity. The Farkas Group, Inc. subleases the facility to Atlas Equity Group, Inc., an affiliated entity. Atlas Equity Group, Inc. subleases the facility to the Company. The Company believes that's its current facilities are sufficient to meet its near-term requirements.

Item 3  Legal Proceedings

As of the date hereof, there are no material legal proceedings pending against the Company.

Item 4  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1999.

                                   FORM 10-KSB
                              i-Incubator.com, Inc.
                                     Part II

Item 5 Market for the Registrant's Common Equity and Related Stockholder
Matters.

The Company's Common Stock is traded on the OTC Bulletin Board. High and low sales prices for the Common Stock for the last quarter is as follows:

         Quarter Ended               High                      Low
         ----------------------------------------------------------

         December 31, 1999          4.625                     .1953

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. As of March 1, 2000, there were approximately 639 shareholders of the Company's Common Stock. The Company has declared no cash dividends on its Common Stock since its inception and plans to continue to invest all earnings back into the Company in the foreseeable future.

Item 6.  Management Discussion and Analysis or Plan of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should by read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

During the past two years, the Company, has spent considerable time and capital resources defining and developing its strategic plan for delivering and operating on-line sales and auction technology.

The Company, as discussed in note one of the financial statements, has formed several subsidiaries all of which are in the development stage. There has been limited activity in these subsidiaries to date. The Company has incurred substantial development stage losses in connection with developing its web-site and the acquisition of various domain names, as well as, developing auction technology and securing portal agreements. Because of uncertainties surrounding the development and completion of its auction technology, the Company anticipates incurring significant development stage losses in the foreseeable future. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998.

Development stage expenses during the Year Ended December 31, 1999 were significantly greater than during the comparable period 1998, increasing from $11,111 to $501,528 or a 4,413% increase. This was in part the result of the addition of officer's salaries, consulting (including the compensation expense resulting from shares of the Company's stock issued to new and on-going management) professional fees necessitated by operating in a public environment, the acquisition of Domain names (from Michael D. Farkas and Rebecca Brock both of which are related parties to the Company) and an agreement between the Company and Atlas Equity Group, Inc. ( Owned by Michael D. Farkas, a related party ) for shared office and rent expenses. On-going increases to development stage expenses are anticipated during Year 2000.

Liquidity and Capital Resources

Despite Capital Contributions and both related party and third party loan commitments, the Company from time to time experienced, and continues to experience cash flow shortages that have slowed the Company's growth. During 1999 the consequence of those cash flow shortages has been an increase of $4,821 in accounts payable and an increase of $12,500 in accrued expenses bringing those figures to $5,101 and $15,000 respectively at December 31, 1999.

The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related and third parties. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as salaries, office expense and various consulting fees.

The Company continues to experience cash flow shortages, and anticipates this continuing through the foreseeable future. Management believes that additional funding will be necessary in order for it to continue as a going concern. The Company is investigating several forms of private debt and/or equity financing, although there can be no assurances that the Company will be successful in procuring such financing or that it will be available on terms acceptable to the Company.

The Company has committed itself to pay Michael D. Farkas (a related party) $250,000 for the acquisition of various domain names over a period of 24 months commencing in January, 2000. No payments have been made to date.

The Company has committed itself to pay Rebecca Brock (a related party) $120,000 for the acquisition of a domain name over a period of 12 months commencing in January, 2000. No payments have been made to date.

Year 2000 Impact Statement

The Company believes that it has analyzed it information technology systems to determine the existence of any effect, if any, of year 2000 issues. The Company has entered into hardware and software support agreements in the normal course of its business and believes those arrangements are sufficient to handle any minor issues that may arise as a result of the year 2000, if any. The Company also intends to create hard copy of all year-end accounting and management reports, in the ordinary course of business, which will serve as a back up of such data if needed. Further, because the Company's internet plan is still under development, it is not currently dependent on the internet for either e-commerce, the dissemination of information, or data management, and therefore does not anticipate any material impact from year 2000 issues that may affect the internet.

Item 7.  Financial Statements.

The Company's Financial Statements, Notes to Financial Statements and the report of Berenfeld, Spritzer, Shecter & Sheer, independent auditors, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                   FORM 10-KSB
                              i-Incubator.com, Inc.
                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
Section 16(a) of the Act.

The following table sets forth information concerning executive officers and directors of the Company, including their ages and positions with the Company as of March 14, 2000.

         Name                       Age              Position
         ----                       ---              --------
         Jamee Freeman              31               President, Secretary, Treasurer and Director
         Michael Farkas             28               Director
         Matthew Sher               28               Director
         Scott Mager                28               Director

Jamee Freeman has served as the Company's President, Secretary, Treasurer and Director since October 1998. From February 1998 through October 1998 Ms. Freeman was an assistant to the President of Atlas Equity Group, Inc., an investment banking firm and an affiliate of the Company. From about 1996 through February 1998, Ms. Freeman was Real Estate Sales and Leasing Manager for Selar Realty. From January 1994 through April 1996 she was President of Avjam Communications, Inc., a telecommunications company

Michael Farkas has served as a Director of the Company since March 14, 2000. For the past 10 years, Mr. Farkas has been active as an investment advisor in various capacities. He started out in the industry as a stockbroker. He has worked as a financial consultant to several New York Stock Exchange member firms including Paine Webber and Prudential Securities. For the past 5 years Mr. Farkas has specialized in investment banking, mergers and acquisitions, financial consulting and fund raising primarily in the telecommunications, information technology and other high-tech ventures through Atlas Equity Group, Inc., and Warrior Equity Partners, Inc, each of which Mr. Farkas is the President and founder. Mr. Farkas was the Co-Founder and Director of Atlas Recreational Holdings, Inc., a Florida company, which owns approximately 59% of Holiday RV Superstores, Inc., a publicly traded company. Currently, Mr. Farkas is also the Chairman of WealthHound.com, Inc., a publicly traded company.

Matthew Sher has served as a Director of the Company since March 14, 2000. Since November 1996 Mr. Sher has owned and managed a brokerage operation as an Office of Supervisory Jurisdiction ("OSJ"). The OSJ, originally operating under Lloyd Wade Securities, is currently operating under Richmark Capital. In August 1998 Mr. Sher founded WealthHound.com, Inc., a publicly traded full service online financial service company. Merrill Lynch employed Mr. Sher as an intern from January 1994 to May 1994. He was employed by GKN Securities as a stockbroker from November 1994 to November 1996. Mr.

Sher has a Bachelors Degree in Consumer Studies from the Syracuse University School of Human Development.

Scott Mager has served as a Director of the Company since March 14, 2000. Mr. Mager was a leading member of the founding team of Agency.com, Inc. and has been with that company for over four years serving as Senior Creative Director. In April of 1999, Mr. Mager founded Wealthhound.com with Mr. Sher and Mr. Farkas. As of January 2000, Mr. Mager joined Wealthhound.com as a Director and Chief Creative Officer. A graduate of the Syracuse University School of Visual and Performing Arts, Mr. Mager has had may positions at AGENCY.COM. Since starting in July of 1995, Mr. Mager began as a 3D Designer and Animator, then progressed to HTML Site Builder, Site Manager, and Director of Production. In February of 1998, Mr. Mager was promoted to Senior Creative Director where he served as both a manager and leader of AGENCY.COM's New York's 75 person creative department. In August of 1999, Mr. Mager created the applied concepts R & D Lab for Agency.com, focusing on wireless application development until he left to join Wealthhound full time in January of 2000. Prior to AGENCY.COM, Mr. Mager started and ran a local NJ ISP called Cortex Communications. He also worked on Pink Floyd's MTV documentary while at Viacom's MTV. Mr. Mager has broad experience in Silicon Alley working as Strategist, Consultant, Creative Director, Programmer, Graphic Designer, Project Manager and Content Developer.

Section 16(a) Beneficial Ownership Reporting Compliance.
During fiscal year 1999 Jamee Freeman failed to file a Form 3.

Item 10.  Executive Compensation.

The following table sets forth, for fiscal years ending December 31, 1999, certain information regarding the compensation earned by the Company's President. There were no executive officers whose aggregate annual salary and bonus for fiscal 1999 exceeded $100,000 with respect to services rendered by such persons to the Company and its subsidiaries.

                           Summary Compensation Table
                             Long Term Compensation



Name and                   Annual  Compensation
Position                   --------------------
--------
                                                     Other Annual      Securities                All other
                           Fiscal Year      Salary   Compensation      Underlying Options        Compensation
                           -----------      ------   ------------      ------------------        ------------
Jamee Freeman
President, Secretary
And Treasurer               1999           $45,000        $500(1)          - 0 -                    - 0 -

---------------------
(1)  Represents 150,000 shares of the Company's Common Stock (valued at $500) as additional payment for services performed.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 1, 2000, information with respect to
(a) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company and (b) the number and percentage of the Company's Common Stock owned by (i) each of the directors and the executive officers named on the Summary Compensation Table above and (ii) al directors and executive officers of the Company as a group. The Company believes that, unless otherwise indicated, each of the shareholders has sole voting and investment power with right to the shares beneficially owned.


Name and Address of
Beneficial Owner(1)        Number of Shares Owned             Percent of Class Outstanding
-------------------        ----------------------              ---------------------------

Jamee Freeman                    150,000                                 (2)
701 Brickell Avenue
Suite 3120
Miami, FL 33131

Michael Farkas(3)                10,283,500                              62.02%
701 Brickell Avenue
Suite 3120
Miami, FL 33131

The Farkas Group, Inc.           3,300,000                                19.9%
701 Brickell Avenue
Suite 3120
Miami, FL 33131

Atlas Equity Group, Inc.         3,983,500                               24.03%
701 Brickell Avenue
Suite 3120
Miami, FL 33131


--------
(1) For purposes of this table, a beneficial owner is one who directly or indirectly , has or shares with others, (a) the power to vote or direct the voting of the Common Stock; or (b) investment power with rights to the Common Stock which includes the power to dispose or direct the disposition of Common Stock

(2) Less than one percent.

(3) Includes 3,300,000 shares of Common Stock owned by The Farkas Group, Inc., 3,983,500 shares of Common Stock owned by Atlas Equity Group, Inc., and 3,000,000 shares of Common Stock owned by GSM Communications, Inc.. Mr. Farkas is a principal of each of those companies.


GSM Communications, Inc.                3,000,000                                18.09%
701 Brickell Avenue
Suite 3120
Miami, FL 33131

Matthew Sher(4)                         1,750,000                                10.55%
701 Brickell Avenue
Suite 3120
Miami, FL 33131

Scott Mager(4)                          1,750,000                                10.55%
701 Brickell Avenue
Suite 3120
Miami, FL 33131

All directors and executive
officers as a group                     12,433,500                               74.99%
(4 persons)



--------
(4) Includes 1,500,000 shares of Common Stock owned by On Mark Enterprises, Inc., a company of which 50% is owned by Mr. Sher and 50% is owned by Mr. Mager.

Item 12  Certain Relationships and Related Transactions

See "Description of Business - Recent Developments."

                                   FORM 10-KSB
                              i-Incubator.com, Inc.
                                     Part IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this Form 10-KSB

         1.    Financial Statements

               Independent Auditors Report

               Consolidated Balance Sheet as of December 31, 1999 and 1998

               Consolidated Statements of Operations for the years ended December 31, 1999 and 1998 and for the period from May 5, 1997 (inception) to December 31, 1999

               Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period May 5, 1997 (inception) through December 31, 1999.

               Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998 and for the period May 5, 1997 to December 31, 1999

               Notes to Consolidated Financial Statements

         2.    Exhibits

               3.  Amendment to Articles of Incorporation - filed November 14,
                   1999

               23. Consent of Berenfeld, Spritzer, Shecter & Sheer

               27. Financial Data Schedule

(b)      Reports of Form 8-K

         No such reports were filed by the Company during the year ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                  i-Incubator.com, Inc.


Date: March 29, 2000                              By: /s/ JAMEE FREEMAN
     --------------------                            ---------------------------
                                                      Jamee Freeman, President,
                                                      Secretary  and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signatures                                 Title                                  Date
              ----------                                 -----                                  ----
/s/ JAMEE FREEMA                         President, Secretary, Treasurer and               March 29, 2000
   ---------------------------------
    Jamee Freeman                        Director

/s/ MICHAEL FARKAS                       Director                                          March 29, 2000
   ---------------------------------
    Michael Farkas

/s/ MATTHEW SHER                         Director                                          March 29, 2000
   ---------------------------------
    Matthew Sher

/s/ SCOTT MAGER                          Director                                          March 29, 2000
   ---------------------------------
    Scott Mager



                     I-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999
                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES




                                TABLE OF CONTENTS



INDEPENDENT AUDITORS' REPORT.................................................................................. 1


CONSOLIDATED BALANCE SHEETS................................................................................... 2 - 3


CONSOLIDATED STATEMENTS OF OPERATIONS......................................................................... 4


CONSOLIDATED STATEMENTS OF
 CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT).................................................................... 5 - 7


CONSOLIDATED STATEMENTS OF CASH FLOWS......................................................................... 8 - 9


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................................................10 - 23


                          INDEPENDENT AUDITORS' REPORT




To the Stockholders and
 Board of Directors
i-Incubator.com, Inc. and Subsidiaries
Miami, Florida



We have audited the accompanying consolidated balance sheets of i-Incubator.com, Inc. and Subsidiaries (a development stage company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity(deficit)and cash flows for the years then ended, and for the cumulative period May 5,1997 (inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of i-Incubator.com, Inc. and Subsidiaries as of December 31, 1999, and 1998 and the results of its operations and its cash flows for the years then ended, and for the cumulative period May 5, 1997(inception)to December 31, 1999 in conformity with generally accepted accounting principles.


/s/ Berenfeld, Spritzer, Shechter and Sheer

Berenfeld, Spritzer, Shechter and Sheer
March 20, 2000
                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS



                                                                                  DECEMBER 31,
                                                                                1999      1998
                                                                             -------   -------






CURRENT ASSETS:

     Cash                                                                    $16,384   $11,135
     Prepaid expenses                                                          5,000         0
     Notes receivable - related party                                         37,500         0
     Accrued interest receivable -
      related party                                                              713         0
                                                                             -------   -------

       Total Current Assets                                                   59,597    11,135
                                                                             -------   -------


OTHER ASSETS:

     Organization costs, net of
        accumulated amortization of $109                                       3,645         0
     Investments in unconsolidated
      affiliated companies                                                     2,000         0
                                                                             -------   -------

       Total Other Assets                                                      5,645         0
                                                                             -------   -------


TOTAL ASSETS                                                                 $65,242   $11,135
                                                                             =======   =======

   The accompanying notes are an integral part of these financial statements.

                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           DECEMBER 31,
                                                          -------------
                                                    1999                1998
                                                 -----------         ---------
CURRENT LIABILITIES:

     Non-interest bearing related
      party notes payable, net of unamortized
      discounts  - current portion                $ 237,576               $ 0
     Notes payable - current portion                 95,000                 0
     Accounts payable                                 5,101               280
     Accrued expenses payable                        15,000             2,500
     Accrued interest payable                         2,250                 0
     Payroll taxes payable                            1,412               213
     Shareholders' loans                                700                 0
                                                 -----------         ---------

       Total Current Liabilities                    357,039             2,993
                                                 -----------         ---------
LONG-TERM LIABILITIES

     Non-interest bearing
      Note payable - related party                  112,805                 0
                                                 -----------         ---------
STOCKHOLDERS' EQUITY:

     Common Stock, $.0001 par value, 50,000,000
      shares authorized, 16,580,000 shares and
      2,175,000 post split shares issued and
      outstanding respectively                        1,658               217
     Additional paid-in capital                      85,642            28,783
     Deficit accumulated during
        the development stage                      (522,386)          (20,858)
                                                 -----------         ---------
                                                   (435,086)            8,142

     Minority interest in subsidiary                 30,484                 0
                                                 -----------         ---------

       Total Stockholders' Equity (Deficit)        (404,602)            8,142
                                                 -----------         ---------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (Deficit)                 $65,242           $11,135
                                                 ===========         =========

   The accompanying notes are an integral part of these financial statements.

                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                                   FOR THE PERIOD
                                                FOR THE YEAR               FOR THE YEAR              MAY 5, 1997
                                                    ENDED                      ENDED                 (INCEPTION)
                                              DECEMBER 31, 1999          DECEMBER 31, 1998       TO DECEMBER 31, 1999
                                              ------------------         ------------------      ---------------------
DEVELOPMENT STAGE REVENUES                                   $ 0                        $ 0                        $ 0
                                              ------------------         ------------------      ---------------------
DEVELOPMENT STAGE EXPENSES:
    Amortization                                             109                          0                        109
    Bank charges                                             298                          0                        298
    Business promotion                                     4,160                          0                      4,160
    Consulting fees                                       22,500                      1,660                     24,160
    Courier                                                  953                          0                        953
    Dues and subscriptions                                   297                          0                        297
    Domain names                                         338,581                          0                    338,579
    Interest expense                                       2,250                          0                      2,250
    Licenses and taxes                                     7,128                        759                      7,887
    Management fees                                            0                          0                      4,000
    Office expenses                                       18,428                        815                     19,408
    Officer salaries                                      43,019                      1,320                     44,339
    On-line services                                         140                          0                        140
    Payroll taxes                                          3,669                        112                      3,781
    Printing                                                 502                          0                        502
    Professional fees                                     55,370                      2,682                     63,552
    Registration fees                                          0                      3,627                      3,627
    Telephone                                              1,211                        136                      1,429
    Transfer agent fees                                    3,348                          0                      3,348
    Travel                                                   278                          0                        278
                                            ---------------------    -----------------------   ------------------------
TOTAL DEVELOPMENT STAGE EXPENSES                         502,241                     11,111                    523,097
                                            ---------------------    -----------------------   ------------------------
LOSS BEFORE OTHER INCOME                                (502,241)                   (11,111)                  (523,097)

INTEREST INCOME                                              713                          0                        713
                                            ---------------------    -----------------------   ------------------------
LOSS BEFORE MINORITY INTEREST                           (501,528)                   (11,111)                  (522,384)

MINORITY INTEREST DEVELOPMENT STAGE LOSS                     (16)                         0                        (16)
                                            ---------------------    -----------------------   ------------------------
NET DEVELOPMENT STAGE LOSS                            $ (501,544)                 $ (11,111)                 $(522,400)
                                            =====================    =======================   ========================
LOSS PER SHARE:

    Basic                                               $(0.0396)                 $ (0.0051)                 $ (0.0853)
                                            =====================    =======================   ========================
    Diluted                                             $(0.0396)                 $ (0.0051)                 $ (0.0853)
                                            =====================    =======================   ========================
Weighted-average of common
    shares outstanding                                12,660,082                  2,175,000                  6,120,418
                                            =====================    =======================   ========================

                                       4

   The accompanying notes are an integral part of these financial statements.

                      i-INCUBATOR.COM, INC. AND SUBSIDIARES

                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
        FOR THE PERIOD MAY 5, 1997 (INCEPTION) THROUGH DECEMBER 31, 1999

                                                                               DEFICIT
                                                                             ACCUMULATED
                                               COMMON STOCK       ADDITIONAL  DURING THE
                                          ---------------------    PAID-IN-  DEVELOPMENT
                                            SHARES      AMOUNT     CAPITAL      STAGE        TOTAL
                                          ---------   ---------   ---------   ---------    ---------
Balance, May 5, 1997
     (inception) ......................           0   $       0   $       0   $       0    $       0

 Common stock issued to related
     parties for consulting fees ......     300,000          30       3,970           0        4,000

 Common stock issued to related parties   1,125,000         112      14,888           0       15,000

 Common stock issued to
     third parties ....................     750,000          75       9,925           0       10,000

 Deficit accumulated during the
     development stage for the
     period May 5, 1997(inception)
     through December 31, 1997 ........           0           0           0      (9,747)      (9,747)
                                          ---------   ---------   ---------   ---------    ---------

 Balance, December 31, 1997 ...........   2,175,000         217      28,783      (9,747)      19,253

 Deficit accumulated during the
     development stage for the year
     ended December 31, 1998 ..........           0           0           0     (11,111)     (11,111)
                                          ---------   ---------   ---------   ---------    ---------

 Balance, December 31, 1998 ...........   2,175,000   $     217   $  28,783   $ (20,858)   $   8,142
                                          ---------   ---------   ---------   ---------    ---------

                                       5

   The accompanying notes are an integral part of these financial statements.

                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

    FOR THE PERIOD MAY 5, 1997 (INCEPTION) THROUGH DECEMBER 31, 1999 (CONT'D)

                                                                                      DEFICIT
                                                                                    ACCUMULATED
                                                   COMMON STOCK        ADDITIONAL   DURING THE
                                             -----------------------    PAID-IN-    DEVELOPMENT
                                                SHARES      AMOUNT      CAPITAL        STAGE         TOTAL
                                             ----------   ----------   ----------    ----------    ----------
Balance, December 31, 1998 ...............    2,175,000   $      217   $   28,783    $  (20,858)   $    8,142

Common stock issued to
    related parties - private offering ...    9,000,000          900         (600)            0           300

Common stock issued to
    a related party for
    managerial services ..................      150,000           15          485             0           500

Common stock issued for
    legal services .......................      150,000           15          485             0           500

Common stock issued to
    related party ........................       15,000            2          498             0           500

Common stock issued to
    third parties ........................    1,590,000          158       52,841             0        53,000

Common stock issued to
    related parties in connection with
    the acquisition of i-Auction.com, Inc.    2,000,000          200         1800             0         2,000
                                             ----------   ----------   ----------    ----------    ----------

     Subtotal balance forward ............   15,080,000   $    1,507   $   84,292    $  (20,858)   $   64,942
                                             ----------   ----------   ----------    ----------    ----------

                                       6
   The accompanying notes are an integral part of these financial statements.

                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

    FOR THE PERIOD MAY 5, 1997 (INCEPTION) THROUGH DECEMBER 31, 1999 (CONT'D)

                                                                                        DEFICIT
                                                                                      ACCUMULATED
                                                     COMMON STOCK        ADDITIONAL   DURING THE
                                               -----------------------    PAID-IN-    DEVELOPMENT
                                                  SHARES      AMOUNT      CAPITAL        STAGE         TOTAL
                                               ----------   ----------   ----------    ----------    ----------
    Balance forward ........................   15,080,000   $    1,507   $   84,292   $  (20,858)   $   64,942

Common stock issued to Quentin Road
    Productions, Inc. (a related party)
    pursuant to a one-for-one stock exchange
    agreement dated December 1, 1999 for
    1,500,000 common shares of Wealthhound,
    Inc. (a related party) .................    1,500,000          150        1,350            0         1,500

    Minority interest equity ...............            0          300       30,200            0        30,500

 Deficit accumulated during the
    development stage for the year
    ended December 31, 1999 ................            0            0            0     (501,528)     (501,528)

    Minority interest loss during the
    year ended December 31, 1999 ...........            0            0            0          (16)          (16)
                                               ----------   ----------   ----------    ----------    ----------
Balance, December 31, 1999 .................   16,580,000   $    1,957   $  115,842   $ (522,402)   $ (404,602)
                                               ==========   ==========   ==========   ==========    ==========

                                       7

   The accompanying notes are an integral part of these financial statements.

                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE IN CASH)

                                                                                      FOR THE PERIOD
                                                                                       MAY 5, 1997
                                                               FOR THE YEAR            (INCEPTION)
                                                             ENDED DECEMBER 31,     TO DECEMBER 31, 1999
                                                          ----------------------  ----------------------
                                                             1999         1998
OPERATING ACTIVITIES:

     Deficit accumulated during the
      development stage ...............................   $(501,544)   $ (11,111)       $(522,402)

     Adjustments to reconcile net loss to
      net cash used by operations:

     Amortization .....................................         109            0              109
     Common stock issued for legal services ...........         500            0              500
     Common stock issued for consulting (related party)         500            0            4,500
     (Increase)Decrease in prepaid expenses ...........      (5,000)           0           (5,000)
     (Increase)Decrease in interest receivable ........        (713)           0             (713)
     Decrease in advance receivable ...................           0       15,000                0
     Increase(Decrease) in accrued interest expense ...       2,250            0            2,250
     Increase(Decrease)in accounts payable ............       4,821          280            5,101
     Increase(Decease) in payroll taxes payable .......       1,199          213            1,412
     Increase(Decrease) in accrued expenses ...........      12,500        2,500           15,000
                                                          ---------    ---------        ---------

       Net Cash Used by
        Operating Activities ..........................    (485,378)       6,882         (499,243)
                                                          ---------    ---------        ---------

INVESTING ACTIVITIES:

     Organization costs ...............................      (3,754)           0           (3,754)
     Investment in WealthHound, Inc. ..................       1,500            0            1,500
     Notes payable ....................................      95,000            0           95,000
     Note receivable - related party ..................     (37,500)           0          (37,500)
     Notes payable - related parties ..................     350,381            0          350,381
                                                          ---------    ---------        ---------

       Net Cash Used for
        Investing Activities ..........................    (402,627)           0          402,627
                                                          ---------    ---------        ---------

FINANCING ACTIVITIES:

     Proceeds from the issuance of
      common stock ....................................      83,500            0          108,500
     Proceeds from the issuance of
      common stock to related parties .................         300            0              300
     Common stock issued in connection with
      the acquisition of i-Auction.com, Inc. ..........       2,000            0            2,000
     Common stock issued in connection with
      the acquisition of 1.5 m shares of
      WealthHound, Inc. ...............................       1,500            0            1,500
     Proceeds from shareholders' loan .................         700            0              700
                                                          ---------    ---------        ---------
       Net Cash Provided by
        Financing Activities ..........................       8,800            0          113,000
                                                          ---------    ---------        ---------

INCREASE IN CASH ......................................       5,249        6,882           16,386

CASH, BEGINNING OF PERIOD .............................      11,135        4,253                0
                                                          ---------    ---------        ---------

CASH, END OF PERIOD ...................................   $  16,384    $  11,135        $  16,384
                                                          =========    =========        =========

   The accompanying notes are an integral part of these financial statements.

                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND FOR THE

         CUMMULATIVE PERIOD MAY 5, 1997 (INCEPTION) TO DECEMBER 31, 1999


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     During the years ended December 31, 1999 and 1998 and for the cummulative period May 5, 1997 (inception) to December 31, 1999, the Company did not pay any interest.


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company entered into the following non-cash transactions:

During the year ended December 31, 1999, the Company issued 1,500,000 shares of common stock in connection with a stock for stock exchange agreement with Quentin Road Productions, Inc. (a related party) for common shares of WealthHound.com, Inc. dated December 8, 1999. The exchange was valued at $1,500.

During the year ended December 31, 1999, the Company issued 2,000,000 shares of common stock in connection with a common stock share and exchange agreement dated December 1, 1999 with i-Auction.com, Inc. The exchange was valued at $2,000.

During the year ended December 31, 1999, the Company issued 150,000 shares of common stock in consideration for legal services. This transaction was valued at $500.

During the year ended December 31, 1999, the Company issued 150,000 shares of common stock in consideration of managerial services to a related party. This transaction was valued at $500.

During the period May 5, 1997 (inception) through December 31, 1998 the Company issued 300,000 shares of common stock in consideration for management services provided by the then acting President of the Company, James Lee. This transaction was valued at $4,000.

   The accompanying notes are an integral part of these financial statements.

                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999



NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

ORGANIZATION

i-Incubator.com, Inc.("the Company"), formerly Master Communications Corp., was incorporated on May 5, 1997 under the laws of the State of Florida. The Company's primary objective is to position itself as an internet incubator. Similar to other incubators, it will provide venture capital, technical expertise and marketing assistance to development stage companies. The Company's ticker symbol changed on December 7, 1999 to "INQU" to better reflect its name change and direction.

On November 22, 1999 the Company formed i-RealtyAuction.com, Inc. ("RealtyAuction"). In connection therewith, it received 700,000 common shares, representing a 70% ownership interest. The shares were issued in consideration for services rendered relating to RealtyAuction's formation. Global Realty Management Group, Inc. ("Global") (a related company) was issued 300,000 common shares of RealtyAuction, representing a 30% interest. The shares were issued in exchange for $30,000 and 500,000 common shares of Global. RealtyAuction has the authority to issue 100,000,000 shares of common stock at .001 par value. RealtyAuction is a development stage company that has had limited activity.

On December 1, 1999 the Company entered into a stock exchange agreement with i-AuctionTech.com, Inc. ("AuctionTech") (Note 10). The agreement provides for the acquisition of 100% of the outstanding shares of AuctionTech. In connection therewith, the Company issued 2,000,000 restricted common shares to AuctionTech's shareholders.

AuctionTech was incorporated on November 3, 1999 under the laws of the state of Delaware and has the authority to issue 50,000,000 shares of common stock. AuctionTech intends to develop internet auction technology.

                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

On December 17, 1998 the Company formed i-Teleco.com, Inc. ("Teleco"), formerly Mastertel Communications Corp., under the laws of the state of Florida. Teleco has the authority to issue 50,000,000 shares of common stock and intends to position itself to take advantage of opportunities available in the telecommunications industry. Teleco is a development stage company that has had limited activity.

On December 23, 1999 the company formed i-Aerobids.com, Inc. ("Aerobids") under the laws of the state of Delaware. Aerobids has the authority to issue 50,000,000 shares of common stock and intends to develop an auction website devoted entirely to aviation related parts and accessories. Aerobids is a development stage company that has had limited activity.

On December 23, 1999 the Company formed i-CarAuction.com, Inc. ("CarAuction") under the laws of the state of Delaware. CarAuction has the authority to issue 50,000,000 shares of common stock and intends to develop an auction website devoted entirely to automobiles and related accessories. CarAuction is a development stage company that has had limited activity.

On December 23, 1999 the company formed i-AntiqueAuction.com, Inc. ("AntiqueAuction") under the laws of the state of Delaware. AntiqueAuction has the authority to issue 50,000,000 shares of common stock and intends to develop an auction website devoted entirely to antiques and related accessories. AntiqueAuction is a development stage company that has had limited activity.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant inter-company accounts have been eliminated.

                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reporting period. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

CARRYING VALUES

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment. Whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable, the Company will reduce the carrying value of the assets and charge operations in the period the impairment occurs.

INCOME TAXES

The Company utilizes Statement of Financial Standards SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The accompanying financial statements have no
                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999



provisions for deferred tax assets or liabilities because the deferred tax allowance offsets the deferred tax asset in its entirety.

NET LOSS PER SHARE

The Company has adopted SFAS No. 128 "Earnings Per Share". Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments, only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred net losses for all periods, and since there are no convertible instruments, basic loss per share and diluted loss per share are the same.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires the disclosure of the fair value of financial instruments. The Company's management, using available market information and other valuation methods, has determined the estimated fair value amounts. However, considerable judgment is required to interpret market data in developing estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify
                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 130 has no material effect on the Company's financial statements.

In June, 1997, FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". This statement establishes additional standards for segment reporting in financial statements and is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 131 does not have a material effect on the Company's financial statements.

In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting for Costs of Start-Up Activities", ("SOP 98-5"). The Company is required to expense all start-up costs related to new operations as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP 98-5 is adopted. The Company's adoption did not have a material impact on the Company's financial position or results of operations.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for financial statements issued for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Management does not believe that SFAS No. 133 will have a material effect on its financial position or results of operations.

                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by Mortgage Banking Enterprises", is effective for financial statements issued in the first fiscal quarter beginning after December 15, 1998. This statement is not applicable to the Company.

SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", is effective for financial statements issued for fiscal years beginning February, 1999. This statement is not applicable to the Company.

NOTE 3 - DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

The Company's initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions.

The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until such time as adequate revenues are realized from operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from May 5, 1997 (inception) to December 31, 1999 aggregated $522,400. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's
                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain additional paid-in capital, and to ultimately attain profitability.

NOTE 4 - NOTES RECEIVABLE RELATED PARTY

During the year ended December 31, 1999, the Company made loans to WealthHound.com, Inc. ("WealthHound") (a related party). The terms of the loan are as follows:


                     RATE
DATE               PER ANNUM                 MATURITY          PRINCIPAL
----               ---------                 --------          ---------

10/15/99             8 1/4%                  4/15/2000          $12,500

10/15/99             8 1/4%                  4/15/2000            5,000

10/8/99              8 1/4%                  4/08/2000           20,000
                                                                -------
TOTAL NOTES RECEIVABLE                                          $37,500
                                                                =======


Accrued interest aggregated $713 through December 31, 1999.


NOTE 5 - OTHER ASSETS

The Company capitalized $3,754 of legal fees in connection with its incorporation. The organization costs are being amortized on a straight-line basis over a period of 60 months. Amortization expense for the year ended December 31, 1999 was $109.

On December 8, 1999, the Company entered into an agreement with Quentin Road Productions, Inc. ("Quentin") (a related company) for the exchange of 1,500,000 restricted common shares of WealthHound that were owned by Quentin for 1,500,000 restricted common shares of the Company's common
                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999



shares. The shares acquired in the exchange represent an approximate 3% interest in WealthHound (Note 10).

Management intends to hold WealthHound on a long-term basis and is carrying the investment on the equity method. Management estimated the value of this transaction by using available market information and applying discounts that account for the restricted nature of the shares, lack of marketability and its low trading volume. However, considerable judgment is required to interpret market data in developing fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

NOTE 6 - DEFERRED INCOME TAXES

As of December 31, 1999, the Company has a carryforward loss for income tax purposes of $183,819 that may be offset against future taxable income. The Company incurred $338,581 of expenses for the purchases of various domain names from related parties. Pursuant to Internal Revenue Code 267(a)(2) these expenses may not be deducted by the Company until the related parties recognize the income and accordingly, have not been included in the carryforward loss. The carryforward loss expires in the year 2019. Due to the uncertainty regarding the success of future operations, management has elected not to recognize any future income tax benefits that may arise from the utilization of the loss carryforward.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses at December 31, 1999 are as follows:
         Accrued accounting fees                              $ 15,000
                                                               =======

NOTE 8 - NOTES PAYABLE

Notes payable as of December 31, 1999 were as follows:

Note payable to Atlas Equity
Group, Inc. (a related party),
12% per annum dated December 22, 1999,
unsecured.  Due on demand no later
than June 22, 2000.                                          $10,000


Note payable to the Farkas Group, Inc.
(a related party), 12% per annum dated
November 19, 1999, unsecured.  Due on demand
no later than December 19, 2000.                               1,800


Note payable to Sharei Chesed, 111/2% per annum,
dated December 30, 1999,
unsecured.  Due on demand no later
than December 29, 2000.                                       30,000


Note payable to SeaBank Corporation, 12% per annum,
dated August 2, 1999, unsecured. Due on demand no
later than February 2, 2000. The note is currently
in default and management is renegotiating its terms.         20,000


Note payable to SeaBank Corporation,
12% per annum, dated October 15, 1999,
unsecured. Due on demand no later
than April 15, 2000.                                          20,000


Note payable to SeaBank Corporation,
12% per annum, dated October 5, 1999,
unsecured.  Due on demand no later
than April 15, 2000.                                          25,000
                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

Non-interest bearing note dated December 7, 1999 to
Rebecca Brock ("Brock") (a related party)in
connection with the acquisition of a domain name.
$10,000 due monthly for 10 months. The note has been
discounted based on an imputed interest rate of 10%.          120,000
Less discount                                                  (6,255)

Non-interest bearing note dated
December 28, 1999 to Michael D. Farkas
("Farkas) (a related party)in connection with
the acquisition of domain names.
$10,000 due monthly        for 24 months.
The note has been discounted based on an
imputed interest rate of 10%.                                 250,000
Less discount                                                 (25,165)
                                                             --------
Current portion- related parties                             (227,657)

Current portion - unrelated parties                           (95,000)
                                                             --------
Long-term portion - related parties                          $112,805
                                                             ========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On November 24, 1999 the Company agreed to engage Kulat
Communications, Inc., ("Kulat") on a month-to-month basis. Kulat provides public relations consultation and various marketing programs. Through December 31, 1999 the Company has incurred fees of approximately $4,100 in connection with this arrangement.

NOTE 10 - STOCKHOLDERS' EQUITY

On November 11, 1999 the Board of Directors approved a 3:1 forward stock split. The statement of changes in stockholders' equity and the following notes have been
                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

adjusted to give affect to the split. In addition, due to change in the marital status of certain shareholders, prior transactions deemed to have been unrelated have become related party transactions. The statement of changes in stockholders' equity has been adjusted to affect these changes.

The Company issued 300,000 common shares to James F. Lee, former President, and the Company's sole officer and director, in consideration for management services valued at $4,000. In addition, it issued 600,000 common shares to GSM Communications, Inc. ("GSM")in exchange for $8,000. GSM is owned by Farkas and is deemed to be a related party. These individuals are deemed to be founders and affiliates of the Company. Concurrently, the Company entered into a private offering of securities pursuant to regulation D, Rule 504, promulgated under the Securities Act of 1933. Common Shares were offered to non-accredited investors for cash consideration of 1.334 cents per share. 1,125,000 shares were issued to related parties and 750,000 shares issued to unrelated parties.

On March 20, 1998, Mr. Lee sold his ownership interest in the Company to the Farkas Group, Inc. in a private transaction subject to Section 4(2) of the Securities Act of 1933. The Farkas Group, Inc. is a privately held company owned by Farkas.

In January, 1999 the Company issued 3,000,000 post split common shares each to The Farkas Group, Inc., Atlas Equity Group, Inc., and GSM, all of which are owned by Farkas and are deemed to be related parties. These common shares were issued for a cash consideration of $300.

In January, 1999 the Company engaged legal counsel for services relating to SEC filings and related documentation. In connection therewith, the Company issued 150,000 post split shares of common stock (valued at $500) as additional payment for the services performed.

                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

In January, 1999 the Company issued 150,000 post split shares of common stock to Jamee Freeman, President, in consideration for managerial services rendered valued at $500.

On December 1, 1999, the Company entered into a stock exchange agreement with AuctionTech (Note 1). The agreement provided for the acquisition of all of the outstanding shares of AuctionTech. In connection therewith, the Company issued 2,000,000 restricted common shares to AuctionTech's shareholders. Management estimated the value of this transaction to be $2,000.

On December 8, 1999 the Company entered into a stock exchange agreement with Quentin (a related company) to transfer 1,500,000 of restricted common shares of WealthHound owned by Quentin for 1,500,000 restricted shares of the Company's common stock (Note 5). The common shares exchanged represent approximately 3% interest in WealthHound. Management valued the estimated the fair market value of this transaction to be $1,500.


NOTE 11 - OFFICERS AND BOARD OF DIRECTORS

As of December 31, 1999 the Company's sole officer and Board Member was;

Jamee Freeman - President
                Secretary/Treasurer

During the year ended December 31, 1999 Javier Aguero resigned from his position as Vice President. The Company is currently recruiting a replacement.

                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


EMPLOYMENT AGREEMENT

The Company agreed in principle to an employment agreement for its President. The term of the agreement is one year, automatically renewable for a period of one year for each consecutive year thereafter, unless prior notice is given by either the Company or Ms. Freeman 90 days prior to the expiration of the contract term. Initial compensation will be at an annual rate of approximately $45,000.

NOTE 12 - RELATED PARTY TRANSACTIONS

In January, 1999 the Company agreed to reimburse Atlas Equity Group, Inc., a related party, $1,000 per month (on a month- to-month basis) for operating and administrative expenses. Atlas Equity Group, Inc. is owned by Farkas. On November 30, 1999 the Company agreed to increase the reimbursements to $6,000 per month, commencing December, 1999.

The Company paid the Farkas Group, Inc. $5,000 for assisting in creating a private placement offering document. The Farkas Group, Inc. owns 3,300,000 shares of the Company and is deemed to be a related party. The Farkas Group, Inc. is owned by Farkas.

The Company engaged Berger and Associates for various consulting services. Berger & Associates is owned by a family member of Farkas and is deemed to be a related party.

On December 28, 1999, the Company entered into an agreement with Farkas. In connection therewith, the Company agreed to pay $250,000 to Farkas, $10,000 upon the execution of the agreement and $10,000 per month for a period of 24 months commencing January 1, 2000. No payments have been made as of the date of this report. The note was discounted pursuant to APB 21 "Interest on Receivables and Payables" which requires the imputation of interest on non-interest bearing obligations. The imputed interest rate used for this purpose was 10%.

                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999



On December 7, 1999, the Company entered into an agreement with Brock. In connection therewith, the Company agreed to pay $120,000 to Brock, $20,000 upon the execution of the agreement and $10,000 per month for a period of 10 months commencing January 1, 2000. No payments have been made as of the date of this report. The note was discounted on the same basis as the Farkas note.

On December 6, 1999 AuctionTech paid $5,000 to Scott Mager (a shareholder and related party) for consulting services.

NOTE 13-.SUBSEQUENT EVENTS

On January 6, 2000 the Company agreed to pay Mathew Sher (a related party) $25,000 for consulting services rendered to AuctionTech.

On January 6, 2000 the Company agreed to pay Scott Mager (a related party) $50,000 for consulting services rendered to AuctionTech.

On January 14, 2000 the Company executed a note payable to Chasdai Yitzchok for $30,000. The note is unsecured, bears interest at 11 1/2% per annum, and is due on demand no later than January 13, 2001.

On January 31, 2000 the Company executed a note payable to Scott Cohen for $50,000. The Note is unsecured, bears interest at 8% per annum, and is due on demand no later than January 30, 2001.