Form 10QSB
period 2000-03-31
I INCUBATOR COM INC
filed 2000-05-15
CIK 1044693

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ X ]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

[   ]             TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                  THE EXCHANGE ACT

                  For the transition period from               to
                                                 -------------    --------------

                           Commission File No. 0-26951

                              i-Incubator.com, Inc.
                      -----------------------------------
                 (Name of small Business Issuer in Its Charter)

   Florida                                                59-3442557
   -------------------------------------------------------------------
   (State or Other Jurisdiction of                     (IRS Employer
   Incorporation or Organization)                  Identification No.)

              701 Brickell Avenue, Suite 3120, Miami, Florida 33131
              -----------------------------------------------------
              (Address of Principal Executive Offices) (Zip code)

(Issuer's Telephone Number, Including Area code):    (305) 358-3678

Master Communications Corp
--------------------------
(Former name)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes    X              No
                  ---------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2000, the Company had 16,580,000 shares of Common Stock outstanding, $0.0001 par value.

                              i-Incubator.com, Inc.
                          Form 10-QSB Quarterly Report
                       For the Period Ended March 31, 2000

                                      INDEX

Part I - Financial Information
              Item 1 - Financial Statements (unaudited)

              Consolidated Financial Statements for the Period May 5, 1997 (Inception) Through March 31, 2000

              Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

Part II - Other Information
              Item 3 - Submission of Matters to a Vote of Security Holders

                                   FORM 10-QSB
                              i-Incubator.com, Inc.
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Company's Consolidated Financial Statements and Notes to Financial Statements referred to in the Index appear elsewhere in this Form 10-QSB.

Item 2.   Management's Discussion and Analysis of Financial Conditions.

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

Quarter Ended March 31, 2000 Compared with Quarter Ended March 31, 1999.

Development stage expenses during the Quarter Ended March 31, 2000 were significantly greater than during the comparable Quarter Ended March 31, 1999, increasing from $20,340 to $200,153 or a 884% increase. This was in part the result of the addition of officer's salaries, consulting (including the compensation expense resulting from shares of the Company's stock issued to new and on-going management) professional fees necessitated by operating in a public environment, the acquisition of Domain names (from Michael D. Farkas and Rebeca Brock both or which are related parties to the Company) and an agreement between the Company and Atlas Equity Group, Inc. (Owned by Michael D. Farkas, a related party) for shared office and rent expenses. On-going increases to development stage expenses are anticipated during Year 2000.

Liquidity and Capital Resources

Despite Capital Contributions and both related party and third party loan commitments, the Company from time to time experienced, and continues to experience cash flow shortages that have slowed the Company's growth. During the Quarter Ended March 31, 2000 the consequence of those cash flow shortages has been an increase of $520 in accounts payable and an increase of $(1,431) in accrued expenses bringing those figures to $13,526 and $29,500 respectively at March 31, 2000 in comparison to Quarter Ended March 31, 1999.

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

The Company has committed itself to pay Rebeca Brock (a related party) $120,000 for the acquisition of a domain name over a period of 12 months commencing in January, 2000. No payments have been made to date.

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

                                   FORM 10-QSB
                              i-Incubator.com, Inc.
                           PART II - OTHER INFORMATION

Item 3.    Submission of Matters to a Vote of Security Holders.

On March 14, 2000 by written consent the majority of the shareholders elected Michael Farkas, Matthew Sher and Scott Mager to serve as directors of the Registrant. Jamee Freeman has served as the Registrant's President, Secretary and Treasurer, and continues to serve as such.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, hereunto duly authorized, on May 11, 2000.


                                                    i-Incubator.com, Inc.
                                                    (Registrant)

Date:  May 11, 2000                                 s/s  Jamee Freeman
                                                    ---------------------------
                                                          Jamee Freeman
                                                          President, Secretary
                                                          and Treasurer

                     I-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                     I-INCUBATOR.COM, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS



CONSOLIDATED BALANCE SHEETS................................................1


CONSOLIDATED STATEMENTS OF OPERATIONS......................................3


CONSOLIDATED STATEMENTS OF
  CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)................................4


CONSOLIDATED STATEMENTS OF CASH FLOWS......................................8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................10
                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

       ASSETS                                    UNAUDITED                    AUDITED
                                                  MARCH 31,                 DECEMBER 31,
                                                     2000                       1999
                                                  ---------                   -------

CURRENT ASSETS:

     Cash                                        $ 10,912                   $ 16,384
     Prepaid expenses                                   0                      5,000
     Notes receivable - related party                   0                     37,500
     Accrued interest receivable -
         related party                                  0                        713
                                                  ---------                   -------
             Total Current Assets                  10,912                     59,597
                                                  ---------                   -------

PROPERTY AND EQUIPMENT

     Property and equipment net of,
         less accumulated depreciation of $220      6,367                          0


OTHER ASSETS:

     Organizational costs, net of
         accumulated amortization of $109               0                      3,645
     Investments in unconsolidated
         affiliated companies                       2,000                      2,000
     Investment in OnLine Foods, Inc.              50,000                          0
     Due from affiliates                              150                          0
                                                  ---------                   -------
             Total Other Assets                    52,150                      5,645
                                                  ---------                   -------

TOTAL ASSETS                                     $ 69,429                   $ 65,242
                                                  =========                   =======

The accompanying notes are an integral part of these financial statements.

                         i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                              (A DEVELOPMENT STAGE COMPANY)

                               CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                          UNAUDITED                    AUDITED
                                                          MARCH 31,                 DECEMBER 31,
                                                             2000                       1999
                                                          ----------                -----------

CURRENT LIABILITIES:

     Non-interest bearing related
         party notes payable, net of unamortized
         discounts - current portion                           236,489                  $ 237,576
     Notes payable - current portion                           125,000                     95,000
     Note payable - related party                              120,000                          0
     Lease payable - current portion                             1,557                          0
     Accounts payable                                           18,627                      5,101
     Accrued expenses payable                                   44,500                     15,000
     Accrued interest payable                                    6,853                      2,250
     Payroll taxes payable                                       6,682                      1,412
     Shareholders' loans                                             0                        700
                                                             ----------                -----------
             Total Current Liabilities                         559,708                    357,039
                                                             ----------                -----------

LONG-TERM LIABILITIES

     Non-interest bearing
         Note payable - related party                          110,126                    112,805
     Lease payable - net of equipment portion                    4,636                          0
                                                             ----------                -----------
             Total Long-Term Liabilities                       114,762                    112,805


STOCKHOLDERS' EQUITY:

     Common Stock,  $.0001 par value,
         50,000,000 shares authorized,
         16,580,000 shares and 2,175,000 post
         split shares issued and outstanding
         respectively                                            1,658                      1,658
     Additional paid-in capital                                 85,642                     85,642
     Deficit accumulated during
         the development stage                                (722,159)                  (522,386)
                                                             ----------                -----------
                                                              (634,859)                  (435,086)

     Minority interest in subsidiary                            29,818                     30,484
                                                             ----------                -----------
             Total Stockholders' Equity (Deficit)             (605,041)                  (404,602)
                                                             ----------                -----------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                           $ 69,429                   $ 65,242
                                                             ==========                ===========



The accompanying notes are an integral part of these financial statements.

                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                     AUDITED
                                                                                                  FOR THE PERIOD
                                                                                                    MAY 5, 1997
                                                  UNAUDITED                AUDITED              (INCEPTION)
                                                MARCH 31, 2000          MARCH 31, 1999         TO MARCH 31, 2000
                                              -------------------      ----------------       ----------------

DEVELOPNMENT STAGE REVENUES                            $ 0                  $ 0                      $ 0
                                              -------------------     ----------------         ----------------
DEVELOPMENT STAGE EXPENSES:
Accounting                                           4,500                   0                     4,500
Amortization                                             0                   0                       109
Bank charges                                           257                  40                       555
Business promotion                                     517                   0                     4,677
Consulting fees                                     82,246               4,000                   106,406
Courier                                                546                   0                     1,499
Depreciation                                           220                   0                       220
Dues and subscriptions                                   0                   0                       297
Domain names                                             0                   0                   338,579
Insurance expense                                    1,277                   0                     1,277
Interest expense                                    12,917                   0                    15,167
Licenses and taxes                                   2,096                 731                     9,983
Management fees                                          0                   0                     4,000
Office expenses                                     14,220               3,000                    33,628
Office supplies                                      5,392                  69                     5,392
Officer salaries                                    37,230               9,109                    81,569
On-line services                                         0                   0                       140
Payroll taxes                                        3,770               1,051                     7,551
Printing                                                86                  12                       588
Professional fees                                   29,871               1,950                    93,423
Registration fees                                        0                   0                     3,627
Telephone                                            1,187                 377                     2,616
Transfer agent fees                                      0                   0                     3,348
Travel                                               3,822                   0                     4,100
                                      ---------------------        ------------         ----------------

TOTAL DEVELOPMENT STAGE EXPENSES                   200,153              20,340                723,250
                                      ---------------------        ------------         ----------------

LOSS BEFORE OTHER INCOME                          (200,153)            (20,340)              (723,250)

INTEREST INCOME                                        378                   0                  1,091
                                      ---------------------        ------------         ----------------


LOSS BEFORE MINORITY INTEREST                     (199,775)            (20,340)              (722,159)

MINORITY INTEREST DEVELOPMENT STAGE LOSS              (664)                  0                   (682)
                                      ---------------------        ------------         ----------------

NET DEVELOPMENT STAGE LOSS                      $ (200,439)           $(20,340)            $ (722,841)
                                      =====================        ============         ================


LOSS PER SHARE:

  Basic                                           $(0.0121)               $(0.0016)              $(0.1030)
                                      =====================        ================       ================
  Diluted                                      N/A                     N/A                    N/A
                                      =====================        ================       ================

Weighted-average of common
  shares outstanding                            16,580,000              13,080,000              7,017,516
                                      =====================        ================       ================



The accompanying notes are an integral part of these financial statements.

                      i-INCUBATOR.COM, INC. AND SUBSIDIARES
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
          FOR THE PERIOD MAY 5, 1997 (INCEPTION) THROUGH MARCH 31, 2000

                                                                                                 DEFICIT
                                                                                               ACCUMULATED
                                                      COMMON STOCK              ADDITIONAL       DURING THE
                                              ---------------------------        PAID-IN-       DEVELOPMENT
                                              SHARES               AMOUNT          CAPITAL          STAGE              TOTAL
                                              ---------           --------       ---------         -------           --------
Balance, May 5,  1997
     (inception)                                       0               $ 0             $ 0              $ 0               $ 0

 Common stock issued to related
     parties for consulting fees                 300,000                30           3,970                0             4,000

 Common stock issued to related parties        1,125,000               112          14,888                0            15,000

 Common stock issued to
     third parties                               750,000                75           9,925                0            10,000

 Deficit accumulated during the
     development stage for the
     period May 5, 1997(inception)
     through December 31, 1997                         0                 0               0           (9,747)           (9,747)
                                             ------------           -------       ---------       ----------         ---------
 Balance, December 31, 1997                    2,175,000               217          28,783           (9,747)           19,253

 Deficit accumulated during the
     development stage for the year
     ended December 31, 1998                           0                 0               0          (11,111)          (11,111)
                                             ------------           -------       ---------       ----------         ---------
 Balance, December 31, 1998                    2,175,000             $ 217        $ 28,783        $ (20,858)          $ 8,142
                                             ------------           -------       ---------       ----------         ---------


The accompanying notes are integral part of these financial statements.

                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

     FOR THE PERIOD MAY 5, 1997 (INCEPTION) THROUGH MARCH 31, 2000 (CONT'D)


                                                                                                      DEFICIT
                                                                                                     ACCUMULATED
                                                              COMMON STOCK           ADDITIONAL       DURING THE
                                                       -------------------------      PAID-IN-        DEVELOPMENT
                                                         SHARES           AMOUNT      CAPITAL        STAGE           TOTAL
                                                       ----------         ------       --------      ----------       -------

Balance, December 31, 1998                              2,175,000          $ 217      $ 28,783         $ (20,858)       $ 8,142

Common stock issued to
    related parties - private offering                  9,000,000            900          (600)                0            300

Common stock issued to
    a related party for
    managerial services                                   150,000             15           485                 0            500

Common stock issued for
    legal services                                        150,000             15           485                 0            500

Common stock issued to
    related party                                          15,000              2           498                 0            500

Common stock issued to
    third parties                                       1,590,000            158        52,841                 0         53,000

Common stock issued to
    related parties in connection with
    the acquisition of i-Auction.com, Inc.              2,000,000            200          1800                 0          2,000
                                                       ----------        --------     --------         ----------      --------
     Subtotal balance forward                          15,080,000        $ 1,507      $ 84,292         $ (20,858)      $ 64,942
                                                       ----------        --------     --------         ----------      --------

The accompanying notes are integral part of these financial statements.

              i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                  (A DEVELOPMENT STAGE COMPANY)

      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD MAY 5, 1997 (INCEPTION) THROUGH MARCH 31, 2000 (CONT'D)

                                                                                                     DEFICIT
                                                                                                   ACCUMULATED
                                                          COMMON STOCK            ADDITIONAL       DURING THE
                                                   ------------------------        PAID-IN         DEVELOPMENT
                                                      SHARES         AMOUNT        CAPITAL            STAGE            TOTAL
                                                   ----------        ------       --------         -----------       -------

    Balance forward                                15,080,000       $ 1,507       $ 84,292         $ (20,858)        $ 64,942

Common stock issued to Quentin Road
    Productions, Inc. (a related party)
    pursuant to a one-for-one stock exchange
    agreement dated December 1, 1999 for
    1,500,000 common shares of Wealthhound,
    Inc. (a related party)                          1,500,000          150          1,350                  0           1,500

    Minority interest equity                                0          300         30,200                  0          30,500
 Deficit accumulated during the
    development stage for the year
    ended December 31, 1999                                 0            0              0           (501,528)       (501,528)

    Minority interest loss during the
    year ended December 31, 1999                            0            0              0                (16)            (16)
                                                   ----------        ------       --------         -----------       -------
Balance, December 31, 1999                         16,580,000      $ 1,957      $ 115,842         $ (522,402)     $ (404,602)
                                                   ==========        ======       ========         ===========       =======


The accompanying notes are integral part of these financial statements.

                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

     FOR THE PERIOD MAY 5, 1997 (INCEPTION) THROUGH MARCH 31, 2000 (CONT'D)



                                                                                                 DEFICIT
                                                                                               ACCUMULATED
                                                      COMMON STOCK            ADDITIONAL        DURING THE
                                                -----------------------        PAID-IN        DEVELOPMENT
                                                SHARES           AMOUNT        CAPITAL           STAGE                TOTAL
                                                --------       --------      -----------      ------------           -------

    Balance forward                           16,580,000         1,957         115,842         (522,402)           (404,602)


 Deficit accumulated during the
    development stage for the quarter
    ended March 31, 2000                               0              0              0          (199,775)          (199,775)

    Minority interest loss during the
    quarter ended March 31, 2000                       0              0              0              (664)              (664)
                                                --------       --------      -----------      ------------          --------
Balance, December 31, 1999                    16,580,000        $ 1,957      $ 115,842        $ (722,841)        $ (605,041)
                                                ========       ========      ===========      ============          ========


The accompanying notes are integral part of these financial statements.

                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE IN CASH)

                                                                                                           AUDITED
                                                                                                        FOR THE PERIOD
                                                                                                           MAY 5, 1997
                                                             UNAUDITED                  AUDITED           (INCEPTION)
                                                           MARCH 31, 2000           MARCH 31, 1999     TO MARCH 31, 2000
                                                           --------------           --------------     -----------------

OPERATING ACTIVITIES:

     Deficit accumulated during the
         development stage                                  $ (200,439)         $ (18,908)          $ (722,841)

     Adjustments to reconcile net loss to
         net cash used by operations:
     Amortization of loan discount                               8,034                  0                8,034
     Depreciation                                                  220                  0                  220
     Write off of organizational costs                           3,645                  0                3,645
     Common stock issued for legal services                          0                  0                  500
     Common stock issued for consulting (related party)              0                  0                4,500
     (Increase) Decrease in prepaid expenses                     5,000                  0                    0
     (Increase) Decrease in interest receivable                    713                  0                    0
     Decrease in advance receivable                                  0                  0                    0
     Increase (Decrease) in accrued interest expense             4,603                  0                6,853
     Increase (Decrease)in accounts payable                     13,526                520               18,627
     Increase (Decease) in payroll taxes payable                 5,270                341                6,682
     Increase (Decrease) in accrued expenses                    29,500             (1,431)              44,500
                                                               -------           --------------     ------------
         Net Cash Used by
             Operating Activities                             (129,928)           (19,478)            (629,280)
                                                               -------           --------------     ------------
INVESTING ACTIVITIES:

     Acquisition of office equipment                            (6,587)                 0               (6,587)
     Investments                                               (50,000)                 0              (52,000)
     Due from affiliates                                          (150)                 0                 (150)
                                                               -------           --------------     ------------
        Net Cash Used for
             Investing Activities                              (56,737)                 0              (58,737)
                                                               -------           --------------     ------------
FINANCING ACTIVITIES:

     Proceeds from sale of common stock                              0             10,500              108,500
     Proceeds from the issance of common stock
         to related parties                                          0                  0                  300
     Repayment of shareholders' loan                              (700)                 0              125,000
     Proceeds from note payable                                 30,000                  0                    0
     Proceeds from note receivable - related party              37,500                  0                    0
     Proceeds from note payable - related parties              110,000                  0              458,936
     Proceeds from lease obligation                              6,587                  0                6,587
     Repayment of note payable - related party                  (1,800)                 0                    0
     Payments on lease obligation                                 (394)                 0                 (394)
                                                               -------           --------------     ------------
         Net Cash Provided by
             Financing Activities                              181,193             10,500              698,929
                                                               -------           --------------     ------------
INCREASE IN CASH                                                (5,472)            (8,978)              10,912

CASH, BEGINNING OF PERIOD                                       16,384             11,135                    0
                                                               -------           --------------     ------------
CASH, END OF PERIOD                                           $ 10,912            $ 2,157             $ 10,912
                                                               =======           ==============     ============

The accompanying notes are integral part of these financial statements.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999 AND FOR THE

          CUMMULATIVE PERIOD MAY 5, 1997 (INCEPTION) TO MARCH 31, 1999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

During the quarter ended March 31, 2000 and for the cumulative period May 5, 1997 (inception) to March 31, 2000, the Company paid $299 interest.

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

                                 MARCH 31, 2000


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

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (CONT'D)


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

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (CONT'D)

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

         PROPERTY AND EQUIPMENT/DEPRECIATION

         Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method. Total depreciation for the quarter ended March 31, 2000, was $200.

                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (CONT'D)

         INCOME TAXES

         The Company utilizes Statement of Financial Standards SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The accompanying financial statements have no provisions for deferred tax assets or liabilities because the deferred tax allowance offsets the deferred tax asset in its entirety.

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

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (CONT'D)

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

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


         In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 130 has no material effect on the Company's financial statements.

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

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONT'D)


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

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


NOTE 3 -   DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS
           (CONT'D)

         The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until such time as adequate revenues are realized from operations.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from May 5, 1997 (inception) to March 31, 2000 amounted to $722,159. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

         The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain additional paid-in capital, and to ultimately attain profitability.

NOTE 4 - NOTES RECEIVABLE RELATED PARTY

         During the year ended December 31, 1999, the Company made loans to WealthHound.com, Inc. ("WealthHound") (a related party). The terms of the loan are as follows:

                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


NOTE 4 - NOTES RECEIVABLE RELATED PARTY (CONT'D)



    Date     Rate Per Annum    Maturity   12/31/99 Principal   3/31/00 Principal
  --------   --------------   ----------- ------------------   -----------------

   10/15/99      8 1/4%         4/15/00         $ 12,500          $      0

   10/15/99      8 1/4%         4/15/00            5,000                 0

    10/8/99      8 1/4%          4/8/00           20,000                 0
                                              ---------------  -------------

Total Notes Receivable                          $ 37,500          $      0
                                             ================  ==============

Accrued interest amounted to $6,853 through March 31, 2000.

NOTE 5 - OTHER ASSETS

         On December 8, 1999, the Company entered into an agreement with Quentin Road Productions, Inc. ("Quentin") (a related company) for the exchange of 1,500,000 restricted common shares of WealthHound that were owned by Quentin for 1,500,000 restricted common shares of the Company's common shares. The shares acquired in the exchange represent an approximate 3% interest in WealthHound (Note 10).

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

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


NOTE 6 - DEFERRED INCOME TAXES

         As of December 31, 1999, the Company has a carryforward loss for income tax purposes of $183,819 that may be offset against future taxable income. The Company incurred $338,581 of expenses for the purchases of various domain names from related parties. Pursuant to Internal Revenue Code 267(a)(2) these expenses may not be deducted by the Company until the related parties recognize the income and accordingly, have not been included in the carryforward loss. The carryforward loss expires at various years through 2019. Due to the uncertainty regarding the success of future operations, management has recognize any future income tax benefits that may arise from the utilization of the loss carryforward.

                                               3/31/00            12/31/99
                                         -----------------   -----------------

         Deferred tax assets arising
          from net operating losses            $ 69,000           $ 33,000
                                         -----------------   -----------------
         Less valuation allowance               (69,000)           (33,000)
                                         -----------------   -----------------

         Net Deferred Tax Assets                  $ 0               $ 0
                                         =================   =================

NOTE 7 - ACCRUED EXPENSES

         Accrued expenses at December 31, 1999 are as follows:

                                                  3/31/00           12/31/99
                                                  -------           --------
                  Accrued accounting fees         $ 4,500           $ 15,000
                                                   ======           ========

NOTE 8 - NOTES PAYABLE

         Notes payable as of December 31, 1999 were as follows:

                                                        3/31/00    12/31/99
                                                        -------    ---------
         Note payable to Atlas Equity
         Group, Inc. (a related party),
         12% per annum dated December 22, 1999,
         unsecured.  Due on demand no later
         than June 22, 2000.                            $10,000     $10,000
                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE 8 - NOTES PAYABLE (CONT'D)

                                                           3/31/00    12/31/99
                                                           -------    --------
         Note payable to the Farkas Group,
         Inc. (a related party), 12% per
         annum dated November 19, 1999,
         unsecured.  Due on demand no
         later than December 19, 2000.                     $     0      $ 1,800

         Note payable to Sharei Chesed,
         11 1/2% per annum, dated December 30,
         1999, unsecured.  Due on demand
         no later than December 29, 2000.                  30,000        30,000

         Note payable to SeaBank Corporation,
         12% per annum, dated August 2,
         1999, unsecured. Due on demand no
         later than February 2, 2000. The note
         has been renegotiated and has been
         extended to February 7, 2001.                     20,000        20,000

         Note payable to SeaBank Corporation,
         12% per annum, dated October 15, 1999,
         unsecured. Due on demand no later
         than April 15, 2000.                              20,000        20,000

         Note payable to SeaBank Corporation,
         12% per annum, dated October 5, 1999,
         unsecured.  Due on demand no later
         than April 15, 2000.                              25,000        25,000

         Non-interest bearing note dated
         December 7, 1999 to Rebecca Brock
         ("Brock") (a related party)in
         connection with the acquisition of a
         domain name. $10,000 due monthly for
         10 months. The note has been
         discounted based on an imputed
         interest rate of 10%.                            120,000       120,00
         Less discount                                     (3,637)      (6,255)
                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


NOTE 8 - NOTES PAYABLE (CONT'D)


                                                        3/31/00    12/31/99
                                                        -------    --------
         Non-interest bearing note dated
         December 28, 1999 to Michael D.
         Farkas ("Farkas) (a related
         party) in connection with the
         acquisition of domain names.
         $10,000 due monthly for 24
         months.  The note has been
         discounted based on an imputed
         interest rate of 10%.                          250,000  250,000
         Less discount                                  (19,748) (25,165)

         Note payable to Chasdai Yitzchok,
         111/2per annum, dated January 14,
         2000, unsecured.  Due on demand
         no later than January 13, 2001.                 30,000       0

         Note payable to Scott Cohen,
         8% per annum, dated January 31,
         2000, unsecured.  Due on demand
         no later than January 30, 2001.                 50,000       0

         Note payable Romano LTD, 10% per
         annum, dated March 24, 2000,
         unsecured.  Due on demand no later
         than March 23, 2001                             60,000       0
                                                        -------  -------


         Current portion- related parties              (227,657) (227,657)

         Current portion - unrelated parties            (95,000)  (95,000)
                                                        -------   -------

         Long-term portion - related parties           $112,805    $112,805
                                                        =======     =======

         NOTE 9 - CAPITAL LEASE NOTE

         The Company is a lessee under a capital lease agreement for computer equipment from Dell Corp., expiring on January 16, 2003. The lease agreement calls for 36 equal monthly payments of $274.58, with a final fixed purchase price of $1 at the end of the lease. This asset is being depreciated over its estimated useful life of 5 years. Depreciation of $220 was included in depreciation expense for the quarter ended March 31, 2000.

         The future minimum lease payments due under capital lease is as follows at March 31, 2000:

                  Total capital lease payable                 $  6,193
                    Less current portion                        (1,557)
                                                              ---------

                      Total capital lease payable             $  4,636
                                                              ========

         Aggregate maturities under this capital lease for the three year subsequent to March 31, 2000 are as follows:

                                2000          $  1,163
                                2001             2,024
                                2002             2,738
                                2003               268
                                            ----------

         Total capital lease payable        $    6,193
                                            ==========

         NOTE 10 - COMMITMENTS AND CONTINGENCIES

         On November 24, 1999 the Company agreed to engage Kulat Communications, Inc., ("Kulat") on a month-to-month basis. Kulat provides public relations consultation and various marketing programs. Through December 31, 1999 the Company has incurred fees of approximately $4,100 in connection with this arrangement.

         NOTE 11 - STOCKHOLDERS' EQUITY

         On November 11, 1999 the Board of Directors approved a 3:1 forward stock split. The statement of changes in stockholders' equity and the following notes have been adjusted to give affect to the split. In addition, due to change in the marital status of certain shareholders, prior transactions deemed to have been unrelated have become related party transactions. The statement of changes in stockholders' equity has been adjusted to affect these changes.

                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


         NOTE 11 - STOCKHOLDERS' EQUITY (CONT'D)



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

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


         NOTE 11 - STOCKHOLDERS' EQUITY (CONT'D)


         In January 1999, the Company issued 150,000 post split shares of common stock to Jamee Freeman, President, in consideration for managerial services rendered valued at $500.

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

NOTE 12 -  OFFICERS AND BOARD OF DIRECTORS

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

NOTE 13 -  RELATED PARTY TRANSACTIONS

         In January, 1999 the Company agreed to reimburse Atlas Equity Group, Inc., a related party, $1,000 per month (on a month- to-month basis) for operating and administrative expenses.

                     i-INCUBATOR.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


NOTE 13 - RELATED PARTY TRANSACTIONS (CONT'D)

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

         On December 28, 1999, the Company entered into an agreement with Farkas. In connection therewith, the Company agreed to pay $250,000 to Farkas, $10,000 upon the execution of the agreement and $10,000 per month for a period of 24 months commencing January 1, 2000. No payments have been made as of the date of this filing. The note was discounted pursuant to APB 21 "Interest on Receivables and Payables" which requires the imputation of interest on non-interest bearing obligations. The imputed interest rate used for this purpose was 10%.

         On December 7, 1999, the Company entered into an agreement with Brock. In connection therewith, the Company agreed to pay $120,000 to Brock, $20,000 upon the execution of the agreement and $10,000 per month for a period of 10 months commencing January 1, 2000. No payments have been made as of the date of this filing. The note was discounted on the same basis as the Farkas note.

         On December 6, 1999 AuctionTech paid $5,000 to Scott Mager (a shareholder and related party) for consulting services.

         On January 6, 2000 the Company paid Scott Mager (a related party) $50,000 for consulting services rendered to AuctionTech.

         On January 6, 2000 the Company agreed to pay Matthew Sher (a related party) $25,000 for consulting services rendered to AuctionTech.