Form 10QSB
period 2000-06-30
I INCUBATOR COM INC
filed 2000-08-31
CIK 1044693

U.S. SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
  <P>
                        FORM 10-QSB
  <P>
                         (Mark One)
  [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
  <P>
     For the quarterly period ended June 30, 2000
  <P>
  [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE EXCHANGE ACT
  <P>
     For the transition period from               to
  <P>
                Commission File No. 0-26951
  <P>
                   I-INCUBATOR.COM, INC.
        (Name of Small Business Issuer in Its Charter)

  Florida                                             59-3442557
  (State of Other Jurisdiction of                  (I.R.S. Employer
  Incorporation or Organization)                    Identification No.)

  <P>
  701 Brickell Avenue, Suite 3120, Miami, Florida     33131
  (Address of Principal Executive Offices)       (Zip Code)
  <P>
                      (305) 358-3678
      (Issuer's Telephone Number, Including Area Code)
  <P>
  Check whether the issuer: (1) filed all reports required
  to be filed by Section 13 or 15(d) of the Exchange Act
  during the past 12 months (or for such shorter period
  that the registrant was required to file such reports),
  and (2) has been subject to such filing requirements for
  the past 90 days.
  <P>
                     Yes          No X
  <P>
  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 25, 2000 the Company had 17,375,000 shares of Common Stock outstanding, $0.0001 par value.
  <P>
                    I-INCUBATOR.COM, INC.
                 Form 10-QSB Quarterly Report
               For the Period Ended June 30, 2000

                                                                Page
  Part I - FINANCIAL INFORMATION
  <P>
  Item 1. Financial Statements                                   1
  <P>
       Unaudited Balance Sheet at June 30, 2000 and
       December 31, 1999 for i-Incubator.com, Inc.             2-3
  <P>
       Unaudited Statements of Operations for the Six and
       Three Months ended June 30, 2000 and 1999 and
       from Inception (May 5, 1997) through June 30,
       2000 for i-Incubator.com, Inc.                          4-5
  <P>
       Unaudited Statement of Cash Flows for the Six and
       Nine Months ended June 30, 2000 and 1999 and
       from Inception (May 5, 1997) through June 30,
       2000 for i-Incubator.com, Inc.                          6-7
  <P>
       Unaudited Statement of Changes in Stockholders
       Equity (Deficit) through June 30, 2000 for
       i-Incubator.com, Inc.                                   8-9
  <P>
       Notes to Interim Financial Statements                    10
  <P>
  Item 2. Management's Discussion and Analysis of Financial
          Conditions and Results of Operations
  <P>
  PART II - OTHER INFORMATION
  <P>
  Item 1. Legal Proceedings
  <P>
  Item 2. Changes in Securities
  <P>
  Item 3. Defaults Upon Senior Securities
  <P>
  Item 4. Submission of Matters to a Vote of Security Holders
  <P>
  Item 5. Other Information
  <P>
  Signatures

  <P>
  PART I - FINANCIAL INFORMATION
  <P>
  Item 1. Financial Statements
  <P>
  BASIS OF PRESENTATION
  <P>
  The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1998 and 1999. In the opinion of management, all adjustments
  (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. The financial statements are presented on the accrual basis.
  <P>
            i-INCUBATOR.COM, INC. AND SUBSIDIARIES
  <P>
                 (A DEVELOPMENT STAGE COMPANY)
  <P>
                 CONSOLIDATED BALANCE SHEET
  <P>
                            ASSETS

                                               (UNAUDITED)             (AUDITED)
                                                 June 30,             December 31,
                                                  2000                   1999
                                               --------------------------------------
  CURRENT ASSETS:
  <P>
    Cash                                          $        0            $  16,384
    Prepaid expenses                                       0                5,000
    Notes receivable - related party                       0               37,500
    Accrued interest receivable - related party            0                  713
                                                  -----------------------------------
            TOTAL CURRENT ASSETS                  $        0            $  59,597
                                                  ===================================
  <P>
  PROPERTY AND EQUIPMENT
  <P>
     Property and equipment net of,
      less accumulated depreciation of $658 and $0     5,929                    0
                                                  -----------------------------------
  <P>
  OTHER ASSETS:
  <P>
     Organizational costs, net of
      Accumulated amortization of $0 and $109              0                3,645
     Investments in unconsolidated
      affiliated companies                             2,000                2,000
     Due from affiliates                                 150                    0
                                                  -----------------------------------
             TOTAL OTHER ASSETS                        2,150                5,645
                                                  -----------------------------------
  <P>
  TOTAL ASSETS                                    $    8,079            $  65,242
                                                  ===================================
  <P>
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  <P>
  CURRENT LIABILITIES:
    Non-interest bearing related
     party notes payable, net of unamortized
     discounts - current portion                   $  241,288          $ 237,576
    Notes payable - current position               $  275,000          $  95,000
    Note payable - related party                       43,000                  0
    Lease payable - current portion                     1,776                  0
    Cash overdraft                                      2,330                  0
    Accounts payable                                   23,844              5,101
    Accrued expenses payable                           79,613             15,000
    Accrued interest payable                           14,322              2,250
    Payroll taxes payable                              18,856              1,412
    Shareholders' loan                                      0                700
                                                   --------------------------------
       Total Current Liabilities                      700,029            357,039
  <P>
  LONG-TERM LIABILITIES
  <P>
    Note payable - related party,
     non current portion                               19,000                  0
    Non-interest bearing related party
     notes payable, non-current portion               112,133            112,805
    Lease payable, non-current portion                  3,594                  0
                                                   --------------------------------
       Total Long-Term Liabilities                    134,727            112,805
  <P>
  STOCKHOLDERS' EQUITY (DEFICIT):
  <P>
    Common Stock, $.0001 par value,
     50,000,000 shares authorized,
     17,375,000 shares and 16,580,000 post
     Split shares issued and outstanding
     respectfully                                       1,737              1,658
    Additional paid-in-capital                        443,313             85,642
    Deficit accumulated during
     the development stage                         (1,301,504)          (522,386)
                                                   --------------------------------
                                                     (856,454)          (435,086
  <P>
    Minority interest in subsidiary                    30,500             30,500
    Minority interest accumulated deficit
     during development stage                            (723)               (16)
                                                    --------------------------------
       Total Stockholders' Equity (Deficit)          (826,677)          (404,602)

  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)                  $    8,079           $ 65,242
                                                    ================================
  <P>
  See accompanying notes.

             I-INCUBATOR.COM, INC. AND SUBSIDIARIES
  <P>
                (A DEVELOPMENT STAGE COMPANY)
  <P>
             CONSOLIDATED STATEMENTS OF OPERATIONS
  <P>

                                                                         (UNAUDITED)
              (UNAUDITED)    (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    For the period
               For the Six    For the Six   For the Three For the Three  From May 5, 1997
               Months Ended  Months Ended   Months Ended  Months Ended   (Inception) to
               06/30/2000     06/30/1999    06/30/2000    06/30/1999      06/30/2000
              ---------------------------------------------------------------------------
  DEVELOPMENT
  STAGE REVENUES       $     0     $    0    $     0          $    0      $      0

  DEVELOPMENT STAGE EXPENSES:
  <P>
  Accounting            9,000           0       4,500              0         9,000
  Advertising             516           0           0              0           516
  Amortization              0           0           0              0           109
  Bank Charges            411          95         154             55           151
  Business promotion    7,221           0       5,247              0        11,381
  Consulting fees     446,636      14,500     364,390         10,500       470,796
  Courier               1,068         307         522            307         2,021
  Depreciation            658           0         438              0           658
  Dues and
   subscriptions        1,450           0       1,450              0         1,747
  Domain names              0           0           0              0       238,579
  Equipment Rental        480           0         480              0           480
  Insurance expense     2,127           0         850              0         2,127
  Interest expense     27,207           0      14,290              0        29,457
  Licenses and taxes    7,916       1,057       5,670            326        15,903
  Management fees           0           0           0              0         4,000
  Office expenses      37,167       7,000      22,942          4,000        56,575
  Office Supplies       5,963          59         576              0         5,963
  Officer's salaries  109,713      18,331      72,514          9,222       154,082
  Online Services           0           0           0              0           140
  Payroll taxes        10,332       1,797       6,562            705        14,113
  Printing              2,093          12       2,007              0         2,595
  Professional fees    39,802       9,910      11,606          7,960       103,054
  Registration fees         0           0           0              0         3,627
  Stock Related
   Services             5,170           0       5,170              0         5,170
  Telephone             2,946         601       1,756            228         4,375
  Transfer agent fees   3,435           0       3,435              0         6,783
  Travel                8,455           0       4,633              0         8,733
                     -----------------------------------------------------------------
  Total Development
   Stage Expenses     729,496      53,642     529,192         33,303     1,252,595
                     -----------------------------------------------------------------
  LOSS BEFORE OTHER
   INCOME (EXPENSE)  (729,496)    (53,642)   (529,192)       (33,303)   (1,252,595)
  <P>
  OTHER INCOME
   (EXPENSES):
  <P>
  INTEREST INCOME         378           0           0              0         1,091
  LOSS ON INVESTMENTS  50,000           0      50,000              0        50,000
                     -----------------------------------------------------------------
  NET DEVELOPMENT
   STAGE LOSS      $ (779,118)   $(53,642) $ (579,192)     $ (33,303)  $(1,301,504)
                     =================================================================
  <P>
  NET LOSS PER SHARE
   OF COMMON STOCK
     BASIC         $  (0.0470)   $(0.0046) $  (0.0349)     $ (0.0025)  $   (0.1647)
                     =================================================================
     DILUTED             N/A         N/A        N/A            N/A            N/A
                     =================================================================
  <P>
  WEIGHTED AVERAGE
  SHARES
  OUTSTANDING      16,580,000   11,705,780  16,580,000    13,080,000     7,772,886
                   ===================================================================
  <P>
  See accompanying notes.

          I-INCUBATOR.COM, INC. AND SUBSIDIARIES
  <P>
              (A DEVELOPMENT STAGE COMPANY)
  <P>
           CONSOLIDATED STATEMENTS OF CASH FLOWS
  <P>
               INCREASE (DECREASE IN CASH)

                                                                         (UNAUDITED)
              (UNAUDITED)    (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    For the period
               For the Six    For the Six   For the Three For the Three  From May 5, 1997
               Months Ended  Months Ended   Months Ended  Months Ended   (Inception) to
               06/30/2000     06/30/1999    06/30/2000    06/30/1999      06/30/2000
              ---------------------------------------------------------------------------
  OPERATING ACTIVITIES:
  <P>
  Deficit accumulated
   during the development
   stage         $ (779,826)   $   (55,074) $ (570,385)   $   (43,803)   $ (1,302,228)
  <P>
  Adjustments to reconcile
   net loss to
   net cash used
   by operations:
  <P>
  Amortization of
   organizational
   cost                   0              0           0              0             109
  Amortization of
   loan discount      3,040              0       6,806              0           3,040
  Depreciation          658              0         438              0             658
  Write off of
   organizational
   costs              2,645              0           0              0           3,645
  Loss on
   investment        50,000              0      50,000              0          50,000
  Common Stock issued
   for legal services     0              0           0              0             500
  Common stock issued
   for consulting   357,750              0     357,750              0         362,250
  (Increase) Decrease
   in prepaid
   expenses           5,000              0           0              0               0
  (Increase) Decrease
   in interest
   receivable           713              0           0              0               0
  Decrease in advance
   receivable             0              0           0            300               0
  Increase (Decrease)
   in accrued interest
   exp.              12,074              0       7,469              0           14,322
  Increase (Decrease)
   in accounts
   payable           18,743           (265)      5,317           (784)          22,844
  Increase (Decrease)
   in payroll taxes
   payable           17,444            309      12,174           (245)          18,856
  Increase (Decrease) in
   accrued expenses  64,612         (2,500)     35,112         (2,500)          79,612
                    --------------------------------------------------------------------
  Net Cash Used by
   Operating
   Activities      (246,147)       (57,529)   (104,419)       (47,032)        (745,392)
                   ---------------------------------------------------------------------
  <P>
  INVESTING ACTIVITIES:
  <P>
  Acquisition of
   organizational
   costs                  0              0           0              0           (3,754)
  Acquisition of
   office equipment  (6,587)             0           0              0           (6,587)
  Investments       (50,000)             0           0              0          (50,000)
  Due from
   affiliates          (150)        (4,000)          0         (4,000)            (150)
                   ---------------------------------------------------------------------
  Net Cash Used for
   Investing
   Activities       (56,737)        (4,000)          0         (4,000)         (60,491)
                   ---------------------------------------------------------------------
  <P>
  FINANCING ACTIVITIES:
  <P>
  Proceeds from sale
   of common stock        0         54,500           0         54,500          108,500
  Proceeds from the
   issuance of
   common stock to
   related parties        0            300           0              0              300
  Repayment of
   shareholders' loan  (700)             0           0              0                0
  Proceeds from note
   payable                0              0     150,000              0                0
  Proceeds from note
   receivable -
   related parties   37,500              0           0              0                0
  Proceeds from note
   payable -
   related parties   62,000              0           0              0          415,421
  Proceeds from lease
   obligations        6,587              0           0              0            6,587
  Increase in notes
   payable          180,000              0           0              0          275,000
  Decrease in note
   payable -
   related party          0              0     (58,000)             0                0
  Payments on lease
   obligation        (1,217)             0        (823)             0           (2,255)
                  ----------------------------------------------------------------------
  Net Cash Provided by
   Financing
   Activities       284,170         54,800      91,177         54,500          803,553
                  ----------------------------------------------------------------------
  <P>
  INCREASE (DECREASE)
   IN CASH          (18,714)        (6,729)    (13,242)         3,468          (2,330)
  <P>
  CASH, BEGINNING
   OF PERIOD         16,384         12,354      10,912          2,157               0
                  ----------------------------------------------------------------------
  CASH, END
   OF PERIOD     $   (2,330)     $   5,626   $  (2,330)     $   5,625       $  (2,330)
                  ======================================================================
  <P>

          I-INCUBATOR.COM, INC. AND SUBSIDIARIES
  <P>
              (A DEVELOPMENT STAGE COMPANY)
  <P>
           CONSOLIDATED STATEMENTS OF CASH FLOWS
  <P>
      FOR THE QUARTER ENDED JUNE 30, 2000 AND FOR THE
  <P>
         CUMULATIVE PERIOD MAY 5, 1997 (INCEPTION) TO
  <P>
                     JUNE 30, 1999
  <P>
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  <P>
  During the quarter ended June 30, 2000 and for the cumulative period May 5, 1997 (inception) to March 31,
  2000, the Company paid $299 interest.
  <P>
  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
  <P>
  The Company entered into the following non-cash transactions:
  <P>
  During the quarter ended June 30, 2000, the Company issued 795,000 shares of restricted common stock in consideration for consulting and management services.
  These shares were valued at $0.45 per share. Total value of shares were $357,750.
  <P>
  During the year ended December 31, 1999, the Company issued 1,500,000 shares of common stock in connection with a stock for stock exchange agreement with Quentin
  Road Productions, Inc. ( a related party) for common stock of WealthHound.com, Inc. dated December 8, 1999.
  The exchange was valued at $1,500.
  <P>
  During the year ended December 31, 1999, the Company issued 2,000,000 shares of common stock in connection with a stock for stock shares and exchange agreement dated December 31, 1999 with i-Auction.com, Inc. The exchange was valued at $2,000.
  <P>
  During the year ended December 31, 1999, the Company issued 150,000 shares of common stock in consideration for legal services. This transaction was valued at $500.
  <P>
  During the year ended December 31, 1999, the Company issued 150,000 shares of common stock in consideration of managerial services to a related party. This transaction was valued at $500.
  <P>
  During the period May 5, 1997 (inception) through
  December 31, 1998 the Company issued 300,000 shares of common stock in consideration of management services provided by the then acting President of the Company, James Lee. This transaction was valued at $4,000.
  <P>
          I-INCUBATOR.COM, INC. AND SUBSIDIARIES
               A DEVELOPMENT STAGE COMPANY
             CONSOLIDATED STATEMENT OF CHANGES IN
             STOCKHOLDERS' EQUITY (DEFICIT)
          FOR THE PERIOD MAY 5, 1997 (INCEPTION)
               THROUGH JUNE 30, 2000

                                                            DEFICIT
                                                            ACCUMULATED
                                         ADDITIONAL         DURING THE
                    COMMON STOCK         PAID-IN-           DEVELOPMENT
                  SHARES      AMOUNT       CAPITAL          STAGE            TOTAL
                  ---------------------------------------------------------------------
  Balance,
  May 5, 1997
  (inception)          0  $        0    $      0    $       0               $      0
  Restricted Common
  Stock issued to
  related parties for
  consulting fees   300,000         30       3,970            0                  4,000
  Restricted Common Stock issued to
  related parties 1,125,000        112      14,888            0                 15,000
  Common Stock issued to
  third parties     750,000         75       9,925            0                 10,000

  Deficit accumulated
  during the development
  stage for the period
  May 5, 1997
  (inception)through
  December 31, 1997      0         0           0      ( 9,747)               ( 9,747)

  Balance,
  December 31,1997 2,175,000      217      28,783     ( 9,747)                19,253
  Deficit accumulated during the
  development stage
  for the year ended
  December 31, 1998      0         0           0      (11,111)               (11,111)

  Balance,
  December 31,1998 2,175,000    $ 217     $28,783    $ (20,858)    $            8,142

  <P>
                  I-INCUBATOR.COM, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE COMPANY)
  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE PERIOD MAY 5, 1997 (INCEPTION)
                  THROUGH JUNE 30, 2000 (CONT'D)

                                                                 DEFICIT
                                                                 ACCUMULATED
                                              ADDITIONAL         DURING THE
                         COMMON STOCK         PAID-IN-           DEVELOPMENT
                       SHARES      AMOUNT     CAPITAL            STAGE        TOTAL
                     -------------------------------------------------------------------
  Balance,
  December 31,1998   2,175,000    $ 217     $28,783             $ (20,858)    $ 8,142

  Restricted Common Stock issued
  to related parties-
  private offering   9,000,000      900       (600)                   0          300

  Restricted Common stock issued
  to a related party for
  managerial services  150,000       15        485                    0          500
  Restricted Common stock issued
   for legal services  150,000       15         15                    0          500
  Restricted Common stock issued to
   related party        15,000        2       498                     0          500
  Common stock issued to
   third parties     1,590,000      158      52,481                   0        53,000
  Restricted Common stock issued to
   related parties in connection with
   the acquisition of
   i-Auction.com, Inc.
                         2,000      200        1,800                  0         2,000

  Subtotal balance,
   forward
                    15,080,000   $1,507     $ 84,292          $( 20,858)     $ 64,942
                    ====================================================================
  <P>

                     I-INCUBATOR.COM, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE COMPANY
                     CONSOLIDATED STATEMENT OF CHANGES IN
                        STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE PERIOD MAY 5, 1997 (INCEPTION)
                           THROUGH JUNE 30, 2000

                                                            DEFICIT
                                                            ACCUMULATED
                                         ADDITIONAL         DURING THE
                    COMMON STOCK         PAID-IN-           DEVELOPMENT
                  SHARES      AMOUNT     CAPITAL            STAGE            TOTAL
                 -----------------------------------------------------------------------
  Balance, forward
                15,080,000 $  1,507      $ 84,292           $ (20,858)     $ 64,942
  Restricted Common Stock issued
  to Quentin Road Productions, Inc.
  ( a related party) pursuant to a one
  for one stock exchange agreement dated
  December 1, 1999 for 1,500,000 common
  shares of Wealthhound, Inc. ( a related party)
  <P>
                1,500,000      150         1,350                   0          1,500
  <P>
  Minority interest equity
                      0        300        30,200                   0         30,500
  <P>
  Deficit accumulated
  during the development
  stage for the year
  ended December 31, 1999
                      0         0           0                (501,528)      (501,528)
  <P>
  Minority interest loss during
  the year ended December 31, 1999
                      0         0           0                     (16)          (16)
  Balance,
  December 31,
  1999       16,580,000    $1,957   $ 115,842               $(522,402)   $ (404,602)
  <P>

                  I-INCUBATOR.COM, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE COMPANY)
  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE PERIOD MAY 5, 1997 (INCEPTION)
                  THROUGH JUNE 30, 2000 (CONT'D)

                                                                 DEFICIT
                                                                 ACCUMULATED
                                              ADDITIONAL         DURING THE
                         COMMON STOCK         PAID-IN-           DEVELOPMENT
                       SHARES      AMOUNT     CAPITAL            STAGE        TOTAL
                      ------------------------------------------------------------------
  Balance,
  December 31,
  1999              16,580,000    $ 1,957     $115,842            $ (522,402) $(404,602)
  <P>
  Deficit accumulated
  during the development
  stage for the quarter
  ended March 31, 2000
                             0          0            0              (199,750)  (199,750)
  <P>
  Minority interest loss during
  the quarter ended
  March 31, 2000             0          0            0                  (648)      (648)
  <P>
  Balance, March 31,
  2000              16,580,000      1,957      115,842              (722,800)  (605,000)
  <P>
  Restricted Common Stock issued
  for consulting
  services             795,000         79      357,671                    0     357,750
  <P>
  Deficit accumulated during the
  development stage for the quarter
  ended June 30, 2000        0          0            0             (579,368)   (579,368)
  <P>
  Minority interest loss during
  the quarter ended
  June 30, 2000              0          0            0                  (59)        (59)
  <P>
  Balance, June 30,
  2000              17,375,000      2,036      473,513           (1,302,227)   (826,677)

  <P>
           i-INCUBATOR.COM, INC. AND SUBSIDIARIES
  <P>
              (A DEVELOPMENT STAGE COMPANY)
  <P>
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  <P>
                       JUNE 30, 2000
  <P>
  NOTE 1 -  NATURE OF ORGANIZATION AND SUMMARY OF
            SIGNIFICANT ACCOUNTING POLICIES
            -------------------------------------
  <P>
  ORGANIZATION
  ------------
  <P>
  i-Incubator.com, Inc.("the Company"), formerly Master
  Communications Corp., was incorporated on May 5, 1997
  under the laws of the State of Florida. The Company's
  primary objective is to position itself as an internet
  incubator. Similar to other incubators, it will provide
  venture capital, technical expertise and marketing
  assistance to development stage companies. The Company's
  ticker symbol changed on December 7, 1999 to "INQU" to
  better reflect its name change and direction.
  <P>
  On November 22, 1999 the Company formed i-
  RealtyAuction.com, Inc. ("RealtyAuction").  In connection
  therewith, it received 700,000 common shares,
  representing a 70% ownership interest.  The shares were
  issued in consideration for services rendered relating to
  RealtyAuction's formation.  Global Realty Management
  Group, Inc. ("Global") (a related company) was issued
  300,000 common shares of RealtyAuction, representing a
  30% interest.  The shares were issued in exchange for
  $30,000 and 500,000 common shares of Global.
  RealtyAuction has the authority to issue 100,000,000
  shares of common stock at .001 par value.  RealtyAuction
  is a development stage company that has had limited
  activity.
  <P>
  On December 1, 1999 the Company entered into a stock
  exchange agreement with i-AuctionTech.com, Inc.
  ("AuctionTech") (Note 10).  The agreement provides for
  the acquisition of 100% of the outstanding shares of
  AuctionTech.  In connection therewith, the Company issued
  2,000,000 restricted common shares to AuctionTech's
  shareholders.
  <P>
  AuctionTech was incorporated on November 3, 1999 under
  the laws of the state of Delaware and has the authority
  to issue 50,000,000 shares of common stock.  AuctionTech
  intends to develop internet auction technology.
  <P>
           i-INCUBATOR.COM, INC. AND SUBSIDIARIES
  <P>
               (A DEVELOPMENT STAGE COMPANY)
  <P>
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  <P>
                       JUNE 30, 2000
  <P>
  NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
               SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
               ----------------------------------------
  <P>
  On December 17, 1998 the Company formed i-Teleco.com,
  Inc. ("Teleco"), formerly Mastertel Communications Corp.,
  under the laws of the state of Florida.  Teleco has the
  authority to issue 50,000,000 shares of common stock and
  intends to position itself to take advantage of
  opportunities available in the telecommunications
  industry.  Teleco is a development stage company that has
  had limited activity.
  <P>
  On December 23, 1999 the company formed i-Aerobids.com,
  Inc. ("Aerobids") under the laws of the state of
  Delaware.  Aerobids has the authority to issue 50,000,000
  shares of common stock and intends to develop an auction
  website devoted entirely to aviation related parts and
  accessories.  Aerobids is a development stage company
  that has had limited activity.
  <P>
  On December 23, 1999 the Company formed i-CarAuction.com,
  Inc. ("CarAuction") under the laws of the state of
  Delaware.  CarAuction has the authority to issue
  50,000,000 shares of common stock and intends to develop
  an auction website devoted entirely to automobiles and
  related accessories.  CarAuction is a development stage
  company that has had limited activity.
  <P>
  On December 23, 1999 the company formed i-
  AntiqueAuction.com, Inc. ("AntiqueAuction") under the
  laws of the state of Delaware.  AntiqueAuction has the
  authority to issue 50,000,000 shares of common stock and
  intends to develop an auction website devoted entirely to
  antiques and related accessories.  AntiqueAuction is a
  development stage company that has had limited activity.
  <P>
  PRINCIPLES OF CONSOLIDATION
  ---------------------------
  <P>
  The accompanying consolidated financial statements
  include the accounts of the Company and its majority
  owned subsidiaries.  All significant inter-company
  accounts have been eliminated.
  <P>
         i-INCUBATOR.COM, INC. AND SUBSIDIARIES
  <P>
            (A DEVELOPMENT STAGE COMPANY)
  <P>
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  <P>
                       JUNE 30, 2000
  <P>
  NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
               SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
               ----------------------------------------
  <P>
  USE OF ESTIMATES
  ----------------
  <P>
  The preparation of financial statements in conformity
  with generally accepted accounting principles requires
  management to make estimates and assumptions that affect
  the reported amounts of assets and liabilities and
  disclosures of contingent assets and liabilities as of
  the date of the financial statements and reporting
  period.  Accordingly, actual results could differ from
  those estimates.
  <P>
  CASH AND CASH EQUIVALENTS
  -------------------------
  <P>
  For purposes of reporting cash flows, the Company
  considers all highly liquid investments purchased with an
  original maturity of three months or less to be cash
  equivalents.
  <P>
  CARRYING VALUES
  ----------------
  <P>
  The Company reviews the carrying values of its long-lived
  and identifiable intangible assets for possible
  impairment. Whenever events or changes in circumstances
  indicate that the carrying amount of assets may not be
  recoverable, the Company will reduce the carrying value
  of the assets and charge operations in the period the
  impairment occurs.
  <P>
  PROPERTY AND EQUIPMENT/DEPRECIATION
  -----------------------------------
  <P>
  Property and equipment are recorded at cost.  Minor
  additions and renewals are expensed in the year incurred.
  Major additions and renewals are capitalized and
  depreciated over their estimated useful lives.
  Depreciation is calculated using the straight-line
  method.   Total depreciation for the six months ended
  June 30, 2000, was $658.
  <P>
          i-INCUBATOR.COM, INC. AND SUBSIDIARIES
  <P>
              (A DEVELOPMENT STAGE COMPANY)
  <P>
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  <P>
                      JUNE 30, 2000
  <P>
  NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
               SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
               ----------------------------------------
  <P>
  INCOME TAXES
  ------------
  <P>
  The Company utilizes Statement of Financial Standards
  SFAS No. 109, "Accounting for Income Taxes", which
  requires the recognition of deferred tax assets and
  liabilities for the expected future tax consequences of
  events that have been included in financial statements or
  tax returns.  Under this method, deferred income taxes
  are recognized for the tax consequences in future years
  of differences between the tax bases of assets and
  liabilities and their financial reporting amounts at each
  period end based on enacted tax laws and statutory tax
  rates applicable to the periods in which the differences
  are expected to affect taxable income.  Valuation
  allowances are established when necessary to reduce
  deferred tax assets to the amount expected to be
  realized.  The accompanying financial statements have no
  provisions for deferred tax assets or liabilities because
  the deferred tax allowance offsets the deferred tax asset
  in its entirety.
  <P>
  NET LOSS PER SHARE
  -------------------
  <P>
  The Company has adopted SFAS No. 128 "Earnings Per
  Share".  Basic loss per share is computed by dividing the
  loss available to common shareholders by the weighted-
  average number of common shares outstanding.  Diluted
  loss per share is computed in a manner similar to the
  basic loss per share, except that the weighted-average
  number of shares outstanding is increased to include all
  common shares, including those with the0 potential to be
  issued by virtue of warrants, options, convertible debt
  and other such convertible instruments.  Diluted earnings
  per share contemplates a complete conversion to common
  shares of all convertible instruments, only if they are
  dilutive in nature with regards to earnings per share.
  Since the Company has incurred net losses for all
  periods, basic loss per share and diluted loss per share
  are the same.
  <P>
           i-INCUBATOR.COM, INC. AND SUBSIDIARIES
  <P>
               (A DEVELOPMENT STAGE COMPANY)
  <P>
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  <P>
                       JUNE 30, 2000
  <P>
  NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
               SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
               ----------------------------------------
  <P>
  FAIR VALUE OF FINANCIAL INSTRUMENTS
  -----------------------------------
  <P>
  SFAS No. 107 "Disclosures about Fair Value of Financial
  Instruments" requires the disclosure of the fair value of
  financial instruments.  The Company's management, using
  available market information and other valuation methods,
  has determined the estimated fair value amounts. However,
  considerable judgment is required to interpret market
  data in developing estimates of fair value. Accordingly,
  the estimates presented herein are not necessarily
  indicative of the amounts the Company could realize in a
  current market exchange.
  <P>
  NOTE 2 -  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
            -----------------------------------------
  <P>
  In June, 1997, the Financial Accounting Standards Board
  ("FASB") issued SFAS No. 130, "Reporting Comprehensive
  Income".  This statement requires companies to classify
  items of other comprehensive income by their nature in a
  financial statement and display the accumulated balance
  of other comprehensive income separately from retained
  earnings and additional paid-in capital in the equity
  section of a statement of financial position.  SFAS No.
  130 is effective for financial statements issued for
  fiscal years beginning after December 15, 1997.
  Management believes that SFAS No. 130 has no material
  effect on the Company's financial statements.
  <P>
  In June, 1997, FASB issued SFAS No. 131, "Disclosure
  About Segments of an Enterprise and Related Information".
  This statement establishes additional standards for
  segment reporting in financial statements and is
  effective for financial statements issued for fiscal
  years beginning after December 15, 1997.  Management
  believes that SFAS No. 131 does not have a material
  effect on the Company's financial statements.
  <P>
          i-INCUBATOR.COM, INC. AND SUBSIDIARIES
  <P>
              (A DEVELOPMENT STAGE COMPANY)
  <P>
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  <P>
                        JUNE 30, 2000
  <P>
  NOTE 2 -  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
            (CONT'D)
            ------------------------------------------
  <P>
  In April, 1998, the American Institute of Certified
  Public Accountants issued Statement of Position No. 98-5,
  "Reporting for Costs of Start-Up Activities", ("SOP 98-
  5").  The Company is required to expense all start-up
  costs related to new operations as incurred.  In
  addition, all start-up costs that were capitalized in the
  past must be written off when SOP 98-5 is adopted.  The
  Company's adoption did not have a material impact on the
  Company's financial position or results of operations.
  <P>
  SFAS No. 133, "Accounting for Derivative Instruments and
  Hedging Activities", is effective for financial
  statements issued for fiscal years beginning after June
  15, 1999.  SFAS No. 133 establishes accounting and
  reporting standards for derivative instruments, including
  certain derivative instruments embedded in other
  contracts, and for hedging activities.  Management does
  not believe that SFAS No. 133 will have a material effect
  on its financial position or results of operations.
  <P>
  SFAS No. 134, "Accounting for Mortgage-Backed Securities
  Retained after the Securitization of Mortgage Loans Held
  for Sale by Mortgage Banking Enterprises", is effective
  for financial statements issued in the first fiscal
  quarter beginning after December 15, 1998.  This
  statement is not applicable to the Company.
  <P>
  SFAS No. 135, "Rescission of FASB Statement No. 75 and
  Technical Corrections", is effective for financial
  statements issued for fiscal years beginning February,
  1999. This statement is not applicable to the Company.
  <P>
  NOTE 3 -  DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN
            MATTERS
            ----------------------------------------------
  <P>
  The Company's initial activities have been devoted to
  developing a business plan, negotiating contracts and
  raising capital for future operations and administrative
  functions.
  <P>
           i-INCUBATOR.COM, INC. AND SUBSIDIARIES
  <P>
              (A DEVELOPMENT STAGE COMPANY)
  <P>
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  <P>
                        JUNE 30, 2000
  <P>
  NOTE 3 -  DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN
            MATTERS (CONT'D)
            ----------------------------------------------
  <P>
  The ability of the Company to achieve its business
  objectives is contingent upon its success in raising
  additional capital until such time as adequate revenues
  are realized from operations.
  <P>
  The accompanying financial statements have been prepared
  on a going concern basis, which contemplates the
  realization of assets and the satisfaction of liabilities
  in the normal course of business.  As shown in the
  financial statements, development stage losses from May
  5, 1997 (inception) to June 30, 2000 amounted to
  $1,301,504.  The Company's cash flow requirements during
  this period have been met by contributions of capital and
  debt financing.  No assurance can be given that these
  sources of financing will continue to be available.  If
  the Company is unable to generate profits, or unable to
  obtain additional funds for its working capital needs, it
  may have to cease operations.
  <P>
  The financial statements do not include any adjustments
  relating to the recoverability and classification of
  liabilities that might be necessary should the Company be
  unable to continue as a going concern.  The Company's
  continuation as a going concern is dependent upon its
  ability to generate sufficient cash flow to meet its
  obligations on a timely basis, to retain additional paid-
  in capital, and to ultimately attain profitability.
  <P>
  NOTE 4 -     OTHER ASSETS
               ------------
  <P>
  On December 8, 1999, the Company entered into an
  agreement with Quentin Road Productions, Inc. ("Quentin")
  (a related company) for the exchange of 1,500,000
  restricted common shares of WealthHound that were owned
  by Quentin for 1,500,000 restricted common shares of the
  Company's common shares.  The shares acquired in the
  exchange represent an approximate 3% interest in
  WealthHound (Note 10).
  <P>
           i-INCUBATOR.COM, INC. AND SUBSIDIARIES
  <P>
              (A DEVELOPMENT STAGE COMPANY)
  <P>
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  <P>
                       JUNE 30, 2000
  <P>
  NOTE 4 -     OTHER ASSETS (CONT'D)
               ---------------------
  <P>
  Management intends to hold WealthHound on a long-term
  basis and is carrying the investment on the equity
  method.
  <P>
  Management estimated the value of this transaction by
  using available market information and applying discounts
  that account for the restricted nature of the shares,
  lack of marketability and its low trading volume.
  However, considerable judgment is required to interpret
  market data in developing fair value.  Accordingly, the
  estimates presented herein are not necessarily indicative
  of amounts the Company could realize in a current market
  exchange.
  <P>
  NOTE 5 -     DEFERRED INCOME TAXES
               ---------------------
  <P>
  As of December 31, 1999, the Company has a carryforward loss for income tax purposes of $183,819 that may be offset against future taxable income. The Company incurred $338,581 of expenses for the purchases of various domain names from related parties. Pursuant to Internal Revenue Code 267(a)(2) these expenses may not be deducted by the Company until the related parties recognize the income and accordingly, have not been included in the carryforward loss. The carryforward loss expires at various years through 2019. Due to the uncertainty regarding the success of future operations, management has not recognized any future income tax benefits that may arise from the utilization of the loss carryforward.

                                      6/30/00          12/31/99
                                     ---------------------------
  Deferred tax assets arising
   from net operating losses         $149,800          $ 33,000
                                     (149,800)         $ 33,000
  Less valuation allowance
  Net Deferred Tax Assets            $      0          $      0
  <P>

  <P>
             i-INCUBATOR.COM, INC. AND SUBSIDIARIES
  <P>
                 (A DEVELOPMENT STAGE COMPANY)
  <P>
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  <P>
                         JUNE 30, 2000
  <P>
  NOTE 6 -     ACCRUED EXPENSES
               ----------------
  <P>
  Accrued expenses as of June 30, 2000 are as follows:

                                         6/30/00          12/31/99
                                        ---------------------------
       Accrued accounting fees          $ 21,500          $ 15,000
       Accrued legal fees                 58,113                 0
  <P>
       Total accrued fees               $ 79,613          $ 15,000

  <P>
  NOTE 7 -     NOTES PAYABLE
               -------------
  <P>
  Notes payable as of June 30, 2000 were as follows:

                                              6/30/00     12/31/99
                                             ----------------------
  Note payable to Atlas Equity
  Group, Inc. (a related party),
  12% per annum dated December 22, 1999,
  unsecured.  Due on demand no later
  than June 22, 2000.  The note
  has been renegotiated and has been
  extended to December 22, 2000.              $ 10,000     $ 10,000
  <P>
  Note payable to the Farkas Group,
  Inc. (a related party), 12% per
  annum dated November 19, 1999,
  unsecured.  Due on demand no
  later than December 19, 2000.                      0        1,800
  <P>
  Note payable to Sharei Chesed,
  11 1/2% per annum, dated December 30,
  1999, unsecured.  Due on demand
  no later than December 29, 2000.              30,000       30,000
  <P>
  Note payable to Titan Corporation
  Limited (f/k/a SeaBank Corp.),
  12% per annum, dated August 2, 1999,
  unsecured.  Due on demand no later
  than February 2, 2000.  The note
  has been renegotiated and has been
  extended to February 1, 2001.                 20,000       20,000

  <P>
          i-INCUBATOR.COM, INC. AND SUBSIDIARIES
  <P>
              (A DEVELOPMENT STAGE COMPANY)
  <P>
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  <P>
                       JUNE 30, 2000
  <P>
  NOTE 7 -     NOTES PAYABLE (CONT'D)
               ----------------------

                                                6/30/00     12/31/99
                                              ------------------------
  Note payable to Titan Corporation
  Limited (f/k/a SeaBank Corp.),
  12% per annum, dated October 15, 1999,
  unsecured. Due on demand no later
  than April 15, 2000. The note
  has been renegotiated and has been
  extended to October 15, 2000.                $ 20,000     $ 20,000
  <P>
  Note payable to Titan Corporation
  Limited (f/k/a SeaBank Corp.),
  12% per annum, dated October 5, 1999,
  unsecured.  Due on demand no later
  than April 5, 2000. The note
  has been renegotiated and has been
  extended to October 5, 2000.                  25,000        25,000
  <P>
  Non-interest bearing note dated
  December 7, 1999 to Rebecca Brock
  ("Brock") (a related party) in
  connection with the acquisition of
  a domain name.  $10,000 due monthly
  for 10 months.  The note has been
  discounted based on an imputed
  interest rate of 10%.                        120,000       120,000
            Less discount                     (  1,711)     (  6,255)
  <P>
  Non-interest bearing note dated
  December 28, 1999 to Michael D.
  Farkas ("Farkas) (a related
  party) in connection with the
  acquisition of domain names.
  $10,000 due monthly     for 24
  months.  The note has been
  discounted based on an imputed
  interest rate of 10%.                        250,000      250,000
            Less discount                     ( 14,863)    ( 25,165)

  <P>
            i-INCUBATOR.COM, INC. AND SUBSIDIARIES
  <P>
                (A DEVELOPMENT STAGE COMPANY)
  <P>
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  <P>
                         JUNE 30, 2000
  <P>
  NOTE 7 -     NOTES PAYABLE (CONT'D)
               ----------------------
  <P>

                                            6/30/00     12/31/99
                                           ----------------------
  Note payable to Chasdai Yitzchok,
  11 1/2 per annum, dated January 14,
  2000, unsecured.  Due on demand
  no later than January 13, 2001.          $ 30,000     $      0
  <P>
  Note payable to Scott Cohen,
  8% per annum, dated January 31,
  2000, unsecured.  Due on demand
  no later than January 30, 2001.            50,000            0
  <P>
  Note payable Romano Limited, 10% per
  annum, dated March 24, 2000,
  unsecured.  Due on demand no later
  than March 24, 2001.                       60,000            0
  <P>
  Note payable Romano Limited, 10% per
  annum, dated April 5, 2000,
  unsecured.  Due on demand no later
  than March 24, 2001.                       40,000            0
  <P>
  Note payable Atlas Equity Group, Inc.,
  (a related party) 10% per annum,
  dated May 1, 2000, unsecured.  Due
  on demand no later than May 31, 2000.
  The note has been renegotiated and
  has been extended to August 31, 2000.      16,000            0
  <P>
  Note payable Atlas Equity Group, Inc.,
  (a related party) 12% per annum,
  dated May 18, 2000, unsecured.  Due
  on demand no later than November 17,
  2001.                                      19,000            0
  <P>
  Note payable Atlas Equity Group, Inc.,
  (a related party) 12% per annum,
  dated June 14, 2000, unsecured.  Due
  on demand no later than December 13,
  2000.                                      12,500            0

  <P>
            i-INCUBATOR.COM, INC. AND SUBSIDIARIES
  <P>
               (A DEVELOPMENT STAGE COMPANY)
  <P>
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  <P>
                       JUNE 30, 2000
  <P>
  NOTE 7 -     NOTES PAYABLE (CONT'D)
               ----------------------

                                           6/30/00     12/31/99
                                          ----------------------
  Note payable Atlas Equity Group, Inc.,
  (a related party) 12% per annum,
  dated June 29, 2000, unsecured.  Due
  on demand no later than December 28,
  2000.                                   $  4,500     $      0
  <P>
  Current portion- related parties         284,288      227,657
  <P>
  Current portion - unrelated parties      275,000       95,000
  <P>
  Long-term portion - related parties     $131,133     $112,805
  <P>

  <P>
  NOTE 8 -      CAPITAL LEASE NOTE
                ------------------
  <P>
  The Company is a lessee under a capital lease agreement for computer equipment from Dell Corp., expiring on January 16, 2003. The lease agreement calls for 36 equal monthly payments of $274.58, with a final fixed purchase price of $1 at the end of the lease. This asset is being depreciated over its estimated useful life of 5 years.
  Depreciation of $658 was included in depreciation expense for the quarter ended June 30, 2000.
  <P>
  The future minimum lease payments due under capital lease is as follows at June 30, 2000:

       Total capital lease payable               $ 5,370
              Less current portion                (1,776)
                                                -----------
            Total capital lease payable          $ 3,594

  <P>
           i-INCUBATOR.COM, INC. AND SUBSIDIARIES
  <P>
               (A DEVELOPMENT STAGE COMPANY)
  <P>
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  <P>
                       JUNE 30, 2000
  <P>
  NOTE 8 -      CAPITAL LEASE NOTE (CONT'D)
                ---------------------------
  <P>
  The present value of the capital lease payments for the periods subsequent to June 30, 2000 are as follows:

                   2000                $   340
                   2001                  2,024
                   2002                  2,738
                   2003                    268
                                       ---------
  Total capital lease payable          $ 5,370
                                       ---------

  NOTE 9 -     COMMITMENTS AND CONTINGENCIES
               -----------------------------
  <P>
            On November 24, 1999 the Company agreed to
  engage Kulat Communications, Inc., ("Kulat") on a month-
  to-month basis.   Kulat provides public relations
  consultation and various marketing programs. Through June
  30, 2000 the Company has incurred fees of approximately
  $10,640 in connection with this arrangement.
  <P>
  NOTE 10 - STOCKHOLDERS' EQUITY
            --------------------
  <P>
  On November 11, 1999 the Board of Directors approved a
  3:1 forward stock split. The statement of changes in
  stockholders' equity and the following notes have been
  adjusted to give affect to the split. In addition, due to
  change in the marital status of certain shareholders,
  prior transactions deemed to have been unrelated have
  become related party transactions.  The statement of
  changes in stockholders' equity has been adjusted to
  affect these changes.
  <P>
  The Company issued 300,000 common shares to James F. Lee,
  former President, and the Company's sole officer and
  director, in consideration for management services valued
  at $4,000.  These individuals are deemed to be founders
  and affiliates of the Company. Concurrently, the Company
  entered into a private offering of securities pursuant to
  Regulation D, Rule 504,
  <P>
           i-INCUBATOR.COM, INC. AND SUBSIDIARIES
  <P>
               (A DEVELOPMENT STAGE COMPANY)
  <P>
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  <P>
                      JUNE 30, 2000
  <P>
  NOTE 10 - STOCKHOLDERS' EQUITY (CONT'D)
            -----------------------------
  <P>
  promulgated under the Securities Act of 1933. Common
  Shares were offered to non-accredited investors for cash
  consideration of 1.334 cents per share. 1,125,000 shares
  were issued to related parties and 750,000 shares issued
  to unrelated parties.
  <P>
  On March 20, 1998, Mr. Lee sold his ownership interest in
  the Company to the Farkas Group, Inc. in a private
  transaction subject to Section 4(2) of the Securities Act
  of 1933.  The Farkas Group, Inc. is a privately held
  company owned by Farkas.
  <P>
  In January, 1999 the Company issued 3,000,000 post split
  common shares each to The Farkas Group, Inc., Atlas
  Equity Group, Inc., and GSM, all of which are owned by
  Farkas and are deemed to be related parties. These common
  shares were issued for a cash consideration of $300.
  <P>
  In January, 1999 the Company engaged legal counsel for
  services relating to SEC filings and related
  documentation.    In connection therewith, the Company
  issued 150,000 post split shares of common stock (valued
  at $500) as additional payment for the services
  performed.
  <P>
  In January 1999, the Company issued 150,000 post split
  shares of common stock to Jamee Freeman, President, in
  consideration for managerial services rendered valued at
  $500.
  <P>
  On December 1, 1999, the Company entered into a stock
  exchange agreement with AuctionTech (Note 1).  The
  agreement provided for the acquisition of all of the
  outstanding shares of AuctionTech.  In connection
  therewith, the Company issued 2,000,000 restricted common
  shares to AuctionTech's shareholders.  Management
  estimated the value of this transaction to be $2,000.
  <P>
           i-INCUBATOR.COM, INC. AND SUBSIDIARIES
  <P>
               (A DEVELOPMENT STAGE COMPANY)
  <P>
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  <P>
                        JUNE 30, 2000
  <P>
  NOTE 10 - STOCKHOLDERS' EQUITY (CONT'D)
            -----------------------------
  <P>
  On December 8, 1999 the Company entered into a stock
  exchange agreement with Quentin (a related company) to
  transfer 1,500,000 of restricted common shares of
  WealthHound owned by Quentin for 1,500,000 restricted
  shares of the Company's common stock (Note 4).  The
  common shares exchanged represent approximately 3%
  interest in WealthHound.  Management estimated the fair
  market value of this transaction to be $1,500.
  <P>
  NOTE 11 -     OFFICERS AND BOARD OF DIRECTORS
                -------------------------------
  <P>
  EMPLOYMENT AGREEMENT
  --------------------
  <P>
  The Company agreed in principle to an employment
  agreement for its President.  The term of the agreement
  is one year, automatically renewable for a period of one
  year for each consecutive year thereafter, unless prior
  notice is given by either the Company or Ms. Freeman 90
  days prior to the expiration of the contract term.
  Initial compensation will be at an annual rate of
  approximately $45,000.
  <P>
  NOTE 12 -     WARRANTS
                --------
  <P>
  During the six months ended June 30, 2000 the Company issued 290,930 warrants. The warrants exercise price and date of expiration are as follows:

                  WARRANT TO      PRICE PER
  DATE            DESCRIPTION     SUBSCRIBE     SHARE          EXPIRES
  ------------------------------------------------------------------------
  02/02/00     Titan Corporation     8,000     $2.50/Share     02/02/02
  03/24/00     Romano Limited      120,000     $2.00/Share     03/24/02
  04/05/00     Romano Limited       80,000     $2.00/Share     04/05/02
  04/05/00     Titan Corporation    15,380     $1.25/Share     04/05/02
  04/15/00     Titan Corporation    35,550     $0.5625/Share   04/15/02
  05/01/00     Atlas Equity Group   32,000     $0.50/Share     05/01/02
                                  ---------
         Total Warrants Issued     290,930

  <P>
            i-INCUBATOR.COM, INC. AND SUBSIDIARIES
  <P>
                (A DEVELOPMENT STAGE COMPANY)
  <P>
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  <P>
                       JUNE 30, 2000
  <P>
  NOTE 12 -     WARRANTS (CONT'D)
                -----------------
  <P>
  No warrants have been exercised as of June 30, 2000.  The
  warrants have not been included in the computation of
  earnings per share.  SFAS No. 128 "Earnings Per Share"
  contemplates a complete conversion to common shares of
  all convertible instruments, only if they are dilutive in
  nature with regards to earnings per share.  Since the
  Company has incurred net losses for all periods, warrants
  have not been included in the weighted average
  computation of common shares outstanding.  See footnote
  No. 1 Net Loss Per Share.
  <P>
  NOTE 13 -     RELATED PARTY TRANSACTIONS
                --------------------------
  <P>
  In January, 1999 the Company agreed to reimburse Atlas
  Equity Group, Inc., a related party, $1,000 per month (on
  a month- to-month basis) for operating and administrative
  expenses.
  <P>
  Atlas Equity Group, Inc. is owned by Farkas.  On November
  30, 1999 the Company agreed to increase the
  reimbursements to $6,000 per month, commencing December
  1999.
  <P>
  The Company paid the Farkas Group, Inc. $5,000 for
  assisting in creating a private placement offering
  document.  The Farkas Group, Inc. owns 3,300,000 shares
  of the Company and is deemed to be a related party.  The
  Farkas Group, Inc. is owned by Farkas.
  <P>
  The Company engaged Berger and Associates for various
  consulting services.  Berger & Associates is owned by a
  family member of Farkas and is deemed to be a related
  party.
  <P>
  On December 28, 1999, the Company entered into an
  agreement with Farkas.  In connection therewith, the
  Company agreed to pay $250,000 to Farkas, $10,000 upon
  the execution of the agreement and $10,000 per month for
  a period of 24 months commencing January 1, 2000.  No
  payments have been made as of the date of this financial
  statement.  The note was discounted pursuant to APB 21
  "Interest on Receivables and Payables" which requires the
  imputation of interest on non-interest bearing
  obligations.  The imputed interest rate used for this
  purpose was 10%.
  <P>
          i-INCUBATOR.COM, INC. AND SUBSIDIARIES
  <P>
              (A DEVELOPMENT STAGE COMPANY)
  <P>
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  <P>
                      JUNE 30, 2000
  <P>
  NOTE 13 -     RELATED PARTY TRANSACTIONS (CONT'D)
                ----------------------------------
  <P>
  On December 7, 1999, the Company entered into an
  agreement with Brock.  In connection therewith, the
  Company agreed to pay $120,000 to Brock, $20,000 upon the
  execution of the agreement and $10,000 per month for a
  period of 10 months commencing January 1, 2000. No
  payments have been made as of the date of this financial
  statement.  The note was discounted on the same basis as
  the Farkas note.
  <P>
  On December 6, 1999 AuctionTech paid $5,000 to Scott
  Mager (a shareholder and related party) for consulting
  services.
  <P>
  On January 6, 2000 the Company paid Scott Mager (a
  related party) $50,000 for consulting services rendered
  to  AuctionTech.
  <P>
  On January 6, 2000 the Company agreed to pay Mathew Sher
  (a related party) $25,000 for consulting services
  rendered to AuctionTech.
  <P>
  NOTE 14 -     SUBSEQUENT EVENT
                ----------------
  <P>
  On July 17, 2000, the Company agreed to issue 795,000
  restricted shares of the Company's common stock in
  exchange for various consulting and management services.
  The shares were valued at $0.45 per share.  The financial
  statements have been adjusted to give effect to this
  transaction as of June 30, 2000.  Management estimated
  the value of this transaction by using available market
  information and applying discounts that account for the
  restricted nature of the shares, lack of marketability
  and its low trading volume.  However, considerable
  judgment is required to interpret market data in
  developing fair value.  See Note 1 (Use of Estimates).
  <P>
  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITIONS.
  <P>
  The following discussion and analysis should by read in
  conjunction with the financial statements of the Company
  and the accompanying notes appearing subsequently under
  the caption "Financial Statements."
  <P>
  The following discussion and analysis contains forward-
  looking statements, which involve risks and
  uncertainties. The Company's actual results may differ
  significantly from the results, expectations and plans
  discussed in these forward-looking statements.
  <P>
  During the past two years, the Company, has spent
  considerable time and capital resources defining and
  developing its strategic plan for delivering and
  operating on-line sales and auction technology.
  <P>
  The Company, as discussed in note one of the financial
  statements, has formed several subsidiaries all of which
  are in the development stage. There has been limited
  activity in these subsidiaries to date. The Company has
  incurred substantial development stage losses in
  connection with developing its web-site and the
  acquisition of various domain names, as well as,
  developing auction technology and securing portal
  agreements. Because of uncertainties surrounding the
  development and completion of its auction technology, the
  Company anticipates incurring significant development
  stage losses in the foreseeable future. The ability of
  the Company to achieve its business objectives is
  contingent upon its success in raising additional capital
  until adequate revenues are realized from operations.
  <P>
  Quarter Ended June 30, 2000 Compared with six month Ended
  June 30, 1999.
  <P>
  Development stage expenses during the six months Ended
  June 30, 2000 were significantly greater than during the
  comparable period Ended June 30, 1999, increasing from
  $53,642 to $729,495 or a 1,360% increase. Development
  stage expenses during the quarter ended June 30, 2000 and
  June 30, 1999 were also significantly greater increasing
  from $33,303 to $579,192 or 1,739% increase.  These
  increases were in part the result of the addition of
  officer's salaries, consulting (including the
  compensation expense resulting from shares of the
  Company's stock issued to new and on-going management)
  professional fees necessitated by operating in a public
  environment, the acquisition of Domain names (from
  Michael D. Farkas and Rebecca Brock both or which are
  related parties to the Company) and an agreement between
  the Company and Atlas Equity Group, Inc. (Owned by
  Michael D. Farkas, a related party) for shared office and
  rent expenses. On-going increases to development stage
  expenses are anticipated during Year 2000.
  <P>
  Liquidity and Capital Resources
  <P>
  Despite Capital Contributions and both related party and
  third party loan commitments, the Company from time to
  time experienced, and continues to experience cash flow
  shortages that have slowed the Company's growth. During
  the six months Ended June 30, 2000 the consequence of
  those cash flow shortages has been an increase of $18,743
  in accounts payable and an increase of $(64,612) in
  accrued expenses bringing those figures to $23,844 and
  $79,612 respectively at June 30, 2000 in comparison to
  December 31, 1999.
  The Company has primarily financed its activities from
  sales of capital stock of the Company and from loans from
  related and third parties. A significant portion of the
  funds raised from the sale of capital stock has been used
  to cover working capital needs such as salaries, office
  expense and various consulting fees.
  <P>
  The Company continues to experience cash flow shortages,
  and anticipates this continuing through the foreseeable
  future. Management believes that additional funding will
  be necessary in order for it to continue as a going
  concern.
  The Company is investigating several forms of private
  debt and/or equity financing, although there can be no
  assurances that the Company will be successful in
  procuring such financing or that it will be available on
  terms acceptable to the Company.
  <P>
  The Company has committed itself to pay Michael D. Farkas
  (a related party) $250,000 for the acquisition of various
  domain names over a period of 24 months commencing in
  January, 2000. No payments have been made to date.
  The Company has committed itself to pay Rebecca Brock (a
  related party) $120,000 for the acquisition of a domain
  name over a period of 12 months commencing in January,
  2000. No payments have been made to date.
  <P>
  Year 2000 Impact Statement
  <P>
  The Company believes that it has analyzed it information
  technology systems to determine the existence of any
  effect, if any, of year 2000 issues. The Company has
  entered into hardware and software support agreements in
  the normal course of its business and believes those
  arrangements are sufficient to handle any minor issues
  that may arise as a result of the year 2000, if any. The
  Company also intends to create hard copy of all year-end
  accounting and management reports, in the ordinary course
  of business, which will serve as a back up of such data
  if needed. Further, because the Company's Internet plan
  is still under development, it is not currently dependent
  on the Internet for either e-commerce, the dissemination
  of information, or data management, and therefore does
  not anticipate any material impact from year 2000 issues
  that may affect the Internet.
  <P>
  PART II - OTHER INFORMATION
  <P>
  Item 1. Legal Proceedings.  Not applicable
  <P>
  Item 2. Changes in Securities.  None
  <P>
  Item 3. Defaults Upon Senior Securities.  Not Applicable
  <P>
  Item 4. Submission of Matters to a Vote of Security
          Holders.  None.
  <P>
  Item 5. Other Information. None
  <P>
  Item 6. Exhibits and Reports of Form 8-K. None
  <P>
  Exhibit 27 - Financial Date Schedule - Electronic Filing
               Only
  <P>
                          SIGNATURES
  <P>
  Pursuant to the requirements of Section 13 or 15(d) of
  the Securities Exchange Act of 1934, the Registrant has
  duly caused this report to be signed in its behalf by the
  undersigned, thereunto duly authorized, on August 29,
  2000.
  <P>
                               I-Incubator.com, Inc.
                               (Registrant)
  Date: August 29, 2000        /s/ Jamee Freeman
                               --------------------------
                                   Jamee Freeman
                                   Chairman, Chief
                                   Executive Officer,
                                   President, Secretary
                                   and Treasurer
  <P>