Form 10QSB
period 2000-09-30
I INCUBATOR COM INC
filed 2000-11-20
CIK 1044693

U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549
<P>
                      FORM 10-QSB
<P>
                       (Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
<P>
   For the quarterly period ended September 30, 2000
<P>
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT
<P>
   For the transition period from               to
<P>
              Commission File No. 0-26951
<P>
                 I-INCUBATOR.COM, INC.
      (Name of Small Business Issuer in Its Charter)

Florida                                             59-3442557
(State of Other Jurisdiction of                  (I.R.S. Employer
Incorporation or Organization)                    Identification No.)

<P>
1221 Brickell Avenue, Suite 900, Miami, Florida     33131
(Address of Principal Executive Offices)       (Zip Code)
<P>
                    (305) 358-3678
    (Issuer's Telephone Number, Including Area Code)
<P>
Check whether the issuer: (1) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act
during the past 12 months (or for such shorter period
that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for
the past 90 days.
<P>
                   Yes          No X
<P>
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 17, 2000 the Company had 24,345,859 shares of Common Stock outstanding, $0.0001 par value.
<P>
                  I-INCUBATOR.COM, INC.
               Form 10-QSB Quarterly Report
             For the Period Ended September 30, 2000

                                                              Page
Part I - FINANCIAL INFORMATION
<P>
Item 1. Financial Statements                                   1
<P>
     Unaudited Balance Sheet at September 30, 2000 and
     December 31, 1999 for i-Incubator.com, Inc.             2-3
<P>
     Unaudited Statements of Operations for the Six and
     Three Months ended June 30, 2000 and 1999 and
     from Inception (May 5, 1997) through June 30,
     2000 for i-Incubator.com, Inc.                          4-5
<P>
     Unaudited Statement of Cash Flows for the Six and
     Nine Months ended June 30, 2000 and 1999 and
     from Inception (May 5, 1997) through September 30,
     2000 for i-Incubator.com, Inc.                          6-7
<P>
     Unaudited Statement of Changes in Stockholders
     Equity (Deficit) through September 30, 2000 for
     i-Incubator.com, Inc.                                   8-9
<P>
     Notes to Interim Financial Statements                    10
<P>
Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations
<P>
PART II - OTHER INFORMATION
<P>
Item 1. Legal Proceedings
<P>
Item 2. Changes in Securities
<P>
Item 3. Defaults Upon Senior Securities
<P>
Item 4. Submission of Matters to a Vote of Security Holders
<P>
Item 5. Other Information
<P>
Signatures

<P>
PART I - FINANCIAL INFORMATION
<P>
Item 1. Financial Statements
<P>
BASIS OF PRESENTATION
<P>
The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1998 and 1999. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30 , 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. The financial statements are presented on the accrual basis.
<P>
                     I-INCUBATOR.COM, INC.
<P>
               (A DEVELOPMENT STAGE COMPANY)
<P>
                       BALANCE SHEET
<P>
                          ASSETS

                                             (UNAUDITED)             (AUDITED)
                                               September 30,             December 31,
                                                2000                   1999
                                             --------------------------------------
CURRENT ASSETS:
<P>
  Cash                                          $       38            $  15,539
  Prepaid expenses                                       0                5,000
  Notes receivable - related party
  Accrued interest receivable - related party            0                  713
                                                -----------------------------------
          TOTAL CURRENT ASSETS                  $       38            $  21,252
                                                ===================================
<P>
PROPERTY AND EQUIPMENT
<P>
   Property and equipment net of,
    less accumulated depreciation of $658 and $0     5,929                    0
                                                -----------------------------------
<P>
OTHER ASSETS:
<P>
   Organizational costs, net of
    Accumulated amortization of $0 and $109              0                    0
   Investments in unconsolidated
    affiliated companies                             2,600                4,600
   Due from affiliates                              83,587               47,100
                                                -----------------------------------
           TOTAL OTHER ASSETS                       86,187               51,700
                                                -----------------------------------
<P>
TOTAL ASSETS                                    $   92,154            $ 79,952
                                                ===================================
<P>
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
<P>
CURRENT LIABILITIES:
  Non-interest bearing related
   party notes payable, net of unamortized
   discounts - current portion                   $  119,507          $ 237,576
  Notes payable - current portion                $        0          $  95,000
Due to affiliates                                    29,000          $  29,000
Note payable - related party                          7,100                  0
  Lease payable - current portion                     1,876                  0
  Cash overdraft                                      2,330                  0
  Accounts payable                                   23,741              5,101
  Accrued expenses payable                           53,646             15,000
  Accrued interest payable                              256              2,250
  Payroll taxes payable                              11,852              1,412
  Shareholders' loan                                      0                700
                                                 --------------------------------
     Total Current Liabilities                      246,978            386,039
<P>
LONG-TERM LIABILITIES
<P>
  Non-interest bearing related party
   notes payable, non-current portion                                  112,805
  Lease payable, non-current portion                  3,572                  0
                                                 --------------------------------
     Total Long-Term Liabilities                      3,572            112,805
<P>
STOCKHOLDERS' EQUITY (DEFICIT):
<P>
  Common Stock, $.0001 par value,
   50,000,000 shares authorized,
   24,325,000 shares and 16,580,000 post
   Split shares issued and outstanding
   respectfully                                       2,432              1,657
  Additional paid-in-capital                        894,424             85,643
  Deficit accumulated during
   the development stage                         (1,055,252)          (513,192)
                                                 --------------------------------
    Total Stockholders' Equity (Deficit)          (158,396)          (425,892)
                                                 --------------------------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                  $   92,154           $ 72,952
                                                  ================================
<P>
See accompanying notes.

           I-INCUBATOR.COM, INC. AND SUBSIDIARIES
<P>
              (A DEVELOPMENT STAGE COMPANY)
<P>
                 STATEMENTS OF OPERATIONS
<P>

                                                                       (UNAUDITED)
            (UNAUDITED)    (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    For the period
             For the Nine   For the Nine  For the Three For the Three  From May 5, 1997
             Months Ended  Months Ended   Months Ended  Months Ended   (Inception) to
             09/30/2000     09/30/1999    09/30/2000    09/30/1999      09/30/2000
            ---------------------------------------------------------------------------
DEVELOPMENT
STAGE REVENUES       $     0     $    0    $     0          $    0      $      0

DEVELOPMENT STAGE EXPENSES:
<P>
Bank Charges            281         151         47              56           523
Business promotion    5,106           0          0               0         9,267
Consulting fees     374,390      14,500      6,000               0       393,550
Courier               1,370         499        302             192         2,322
Depreciation            658           0          0               0           658
Dues and subscriptions1,275           0          0               0         1,572
Domain names              0           0          0               0       338,581
Interest expense     36,571           0      9,365               0         38,821
Licenses and taxes    8,482       1,057      2,625               0         12,351
Management fees           0           0          0               0          4,000
Office expenses      43,315       9,025      6,242           2,025         62,361
Office supplies       5,205          69         77               0          5,567
Officer salaries     67,110      29,089      9,222          10,758        111,450
On-line services          0         140          0             140            140
Payroll taxes         6,673       2,580        705             823         10,454
Printing              3,040          12        948               0          3,542
Professional fees    84,762      21,875     26,597          11,965         148,314
Stock Related
 Services             6,238           0      1,068               0           9,865
Telephone               545         836        125             232           1,974
Transfer agent fees   4,546         927      1,111             927           7,894
Travel                  873           0          0               0           1,151
                    -----------------------------------------------------------------
Total Development
 Stage Expenses     650,450      80,760     64,433          27,118       1,164,355
                    -----------------------------------------------------------------
LOSS BEFORE OTHER
 INCOME (EXPENSE)  (650,450)    (80,760)   (64,433)        (27,118)     (1,164,355)
<P>
OTHER INCOME
 (EXPENSES):
<P>
Interest income         378           0          0              0            1,091
Cancellation of
indebtness income   235,132           0    235,132              0          235,132
Bad debt            (55,620)          0    (55,620)             0          (55,620)
Loss on investment  (52,000)          0     (2,000)             0          (52,000)
Settlement fees     (19,500)          0    (19,500)             0          (19,500)
                 -----------------------------------------------------------------
NET DEVELOPMENT
 STAGE LOSS       $(542,060)   $(80,760)   $93,579       $(27,118)     $(1,055,252)
                =================================================================
<P>
NET LOSS PER SHARE
 OF COMMON STOCK
   BASIC          $ (0.0307)   $(0.0063)   $0.0047       $(0.0021)        $(0.1220)
                =================================================================
   DILUTED             N/A         N/A         N/A            N/A            N/A
                  =================================================================
<P>
WEIGHTED AVERAGE OF
COMMON SHARES
OUTSTANDING       17,635,137  12,731,857  19,711,005    13,080,000       8,647,329
              ===================================================================
<P>
See accompanying notes.

        I-INCUBATOR.COM, INC. AND SUBSIDIARIES
<P>
            (A DEVELOPMENT STAGE COMPANY)
<P>
              STATEMENTS OF CASH FLOWS
<P>
             INCREASE (DECREASE IN CASH)

                                                                       (UNAUDITED)
                                         (UNAUDITED)   (UNAUDITED)    For the period
                                       For the Nine  For the Nine    From May 5, 1997
                                         Months Ended  Months Ended   (Inception) to
                                         09/30/2000    09/30/1999      09/30/2000
            ---------------------------------------------------------------------------
OPERATING ACTIVITIES:
<P>
Deficit accumulated
 during the development
 stage                                 $ (542,080)   $   (80,760)   $ (1,055,252)
<P>
Adjustments to reconcile
 net loss to
 net cash used
 by operations:
<P>
Amortization of
 loan discount                                  0              0             109
Depreciation                                  658              0             658
Loss on
 investment                                52,000              0          52,000
Bad debts                                  55,620              0          55,620
Purchase of
 corporate name                                 0              0         120,000
Purchase of domain name                         0              0         218,581
Common Stock issued for
 interest expense                          19,056              0          19,756
Common Stock issued for
 settlement fees                           19,500              0          19,500
Common Stock issued for
 Legal services                                 0            500             500
Common stock issued
 for consulting                           357,750            500         362,250
Common Stock issued for reimbursement
 of office expense                         24,000              0          24,000
(Increase) Decrease
 in prepaid
 expenses                                   5,000              0               0
(Increase) Decrease
 in interest
 receivable                                   713              0               0
Increase (Decrease)
 in accrued interest expense               (1,994)             0             256
Increase (Decrease)
 in accounts
 payable                                   18,640          2,327          23,741
Increase (Decrease)
 in payroll taxes
 payable                                   10,440            470          11,852
Increase (Decrease) in
 accrued expenses                          38,646         (3,930)         53,646
                  --------------------------------------------------------------------
Net Cash Used by
 Operating
 Activities                              (166,155)       (80,893)       (317,016)
                 ---------------------------------------------------------------------
<P>
INVESTING ACTIVITIES:
<P>
Acquisition of
 office equipment                          (6,587)             0         (6,587)
Investments                               (50,000)             0        (50,000)
                 ---------------------------------------------------------------------
Net Cash Used for
 Investing
 Activities                               (56,587)             0        (56,587)
                 ---------------------------------------------------------------------
<P>
FINANCING ACTIVITIES:
<P>
Proceeds from sale
 of common stock                                0         53,800         78,800
Proceeds from shareholders' loan                0              0            700
Repayment of
 shareholders' loan                          (700)             0              0
Proceeds from lease
 obligations                                6,587              0          6,587
Proceeds from notes
 payable                                  289,100         20,000        394,100
Increase in Inter-company receivable-
 I-Auction Tech.com, Inc.                 (50,120)             0        (50,120)
Due from affiliates                       (36,487)        (4,000)       (83,587)
Due to affiliates                               0              0         29,000
Payments on lease
 obligation                                (1,139)             0         (1,139)
                ----------------------------------------------------------------------
Net Cash Provided by
 Financing
 Activities                               207,241         69,800        373,641
                ----------------------------------------------------------------------
<P>
INCREASE (DECREASE)
 IN CASH                                  (15,501)       (11,093)            38
<P>
CASH, BEGINNING
 OF PERIOD                                 15,539         12,354              0
                ----------------------------------------------------------------------
CASH, END
 OF PERIOD     $
                ======================================================================
<P>

        I-INCUBATOR.COM, INC. AND SUBSIDIARIES
<P>
            (A DEVELOPMENT STAGE COMPANY)
<P>
                STATEMENTS OF CASH FLOWS
<P>
    FOR THE NINE ENDED SEPTEMBER 30, 2000 AND FOR THE
<P>
       CUMULATIVE PERIOD MAY 5, 1997 (INCEPTION) TO
<P>
                   SEPTEMBER 30, 1999
<P>
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
<P>
During the nine months ended September 30, 2000 and for the cumulative period May 5, 1997 (inception) to March 31, 2000, the Company paid $299 interest.
<P>
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES
<P>
The Company entered into the following non-cash transactions:
<P>
During the quarter ended June 30, 2000, the Company issued 795,000 shares of restricted common stock in consideration for consulting and management services.
These shares were valued at $0.45 per share. Total value of shares were $357,750. (See note 12).
<P>
During the year ended December 31, 1999, the Company issued 1,500,000 shares of common stock in connection with a stock for stock exchange agreement with Quentin
Road Productions, Inc. ( a related party) for common stock of WealthHound.com, Inc. dated December 8, 1999.
The exchange was valued at $1,500. (See note 12).
<P>
During the year ended December 31, 1999, the Company issued 2,000,000 shares of common stock in connection with a stock for stock shares and exchange agreement dated December 31, 1999 with i-Auction.com, Inc. The exchange was valued at $2,000. (See note 12).
<P>
During the year ended December 31, 1999, the Company issued 150,000 shares of common stock in consideration for legal services. This transaction was valued at $500. (See note 12).
<P>
During the year ended December 31, 1999, the Company issued 150,000 shares of common stock in consideration of managerial services to a related party. This transaction was valued at $500. (See note 12).
<P>
During the period May 5, 1997 (inception) through
December 31, 1998 the Company issued 300,000 shares of common stock in consideration of management services provided by the then acting President of the Company, James Lee. This transaction was valued at $4,000. (See note
12).
On August 9, 2000 the Company issued 300,000 restricted shares of common stock in consideration for settlement fees in connection with Onlinefood.com, Inc. This transaction was valued at $19,500 (see note 12).
<P>
On August 9, 2000 the Company issued 6,281,628 restricted shares of common stock in satisfaction for various notes payable and accrued interest due. Total share were valued at $408,306 (see note 12).
<P>
On August 29, 2000 the Company issued 369,231 restricted shares of common stock to Atlas Equity Group, Inc., a related party for reimbursement of office expense. This transaction was valued at $24,000 (see note 12).(see note
12).
        I-INCUBATOR.COM, INC. AND SUBSIDIARIES
             A DEVELOPMENT STAGE COMPANY
           CONSOLIDATED STATEMENT OF CHANGES IN
           STOCKHOLDERS' EQUITY (DEFICIT)
        FOR THE PERIOD MAY 5, 1997 (INCEPTION)
             THROUGH SEPTEMBER 30, 2000

                                                          DEFICIT
                                                          ACCUMULATED
                                       ADDITIONAL         DURING THE
                  COMMON STOCK         PAID-IN-           DEVELOPMENT
                SHARES      AMOUNT       CAPITAL          STAGE            TOTAL
                ---------------------------------------------------------------------
Balance,
May 5, 1997
(inception)          0  $        0    $      0    $       0               $      0
Restricted Common
Stock issued to
related parties for
consulting fees   300,000         30       3,970            0                  4,000
<P>
Restricted Common Stock issued to
related parties 1,125,000        112      14,888            0                 15,000
<P>
Common Stock issued to
third parties     750,000         75       9,925            0                 10,000
<P>
Deficit accumulated
during the development
stage for the period
May 5, 1997
(inception)through
December 31, 1997       0          0           0      ( 9,747)               ( 9,747)
               ------------------------------------------------------------------------
Balance,
December 31,1997 2,175,000      217      28,783     ( 9,747)                19,253
<P>
Deficit accumulated during the
development stage
for the year ended
December 31, 1998      0         0           0      (11,111)               (11,111)
<P>
Balance,
December 31,1998 2,175,000    $ 217     $28,783    $ (20,858)    $            8,142

<P>
                I-INCUBATOR.COM, INC. AND SUBSIDIARIES
               (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
          FOR THE PERIOD MAY 5, 1997 (INCEPTION)
                THROUGH JUNE 30, 2000 (CONT'D)

                                                               DEFICIT
                                                               ACCUMULATED
                                            ADDITIONAL         DURING THE
                       COMMON STOCK         PAID-IN-           DEVELOPMENT
                     SHARES      AMOUNT     CAPITAL            STAGE        TOTAL
                   -------------------------------------------------------------------
Balance,
December 31,1998   2,175,000    $ 217     $28,783             $ (20,858)    $ 8,142
<P>
Restricted Common Stock issued
to related parties-
private offering   9,000,000      900       (600)                   0          300
<P>
Restricted Common stock issued
to a related party for
managerial services  150,000       15        485                    0          500
<P>
Restricted Common stock issued
 for legal services  150,000       15         15                    0          500
<P>
Restricted Common stock issued to
 related party        15,000        2       498                     0          500
<P>
Common stock issued to
 third parties     1,590,000      158      52,481                   0        53,000
<P>
Restricted Common stock issued to
 related parties in connection with
 the acquisition of
 i-Auction.com, Inc.
                   2,000,000      200        1,800                  0         2,000

Subtotal balance,
 forward
                  15,080,000   $1,507     $ 84,292          $( 20,858)     $ 64,942
                  ====================================================================
<P>

                   I-INCUBATOR.COM, INC. AND SUBSIDIARIES
                       A DEVELOPMENT STAGE COMPANY
                   CONSOLIDATED STATEMENT OF CHANGES IN
                      STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE PERIOD MAY 5, 1997 (INCEPTION)
                  THROUGH SEPTEMBER 30, 2000 (CONTINUED)

                                                          DEFICIT
                                                          ACCUMULATED
                                       ADDITIONAL         DURING THE
                  COMMON STOCK         PAID-IN-           DEVELOPMENT
                SHARES      AMOUNT     CAPITAL            STAGE            TOTAL
               -----------------------------------------------------------------------
Balance, forward
              15,080,000 $  1,507      $ 84,292           $ (20,858)     $ 64,942
<P>
Restricted Common Stock issued
to Quentin Road Productions, Inc.
( a related party) pursuant to a one
for one stock exchange agreement dated
December 1, 1999 for 1,500,000 common
shares of Wealthhound, Inc. ( a related party)
<P>
              1,500,000      150         1,350                   0          1,500
<P>
Deficit accumulated
during the development
stage for the year
ended December 31, 1999
                    0         0           0               (492,334)      (492,334)
              ------------------------------------------------------------------------
Balance,
December 31,
1999       16,580,000    $1,657   $  85,643              $(513,192)   $  (425,892)
<P>
Restricted Common
 stock issued
 for consulting
 managerial
 services     795,000        80     357,670                      0        357,750
<P>
Restricted Common stock issued
in connection with a settlement
agreement with
onlinefood.com, Inc.
              300,000        30      19,470                    0          19,500
<P>
Restricted Common stock issued
 in exchange for notes
 payable    6,281,628       628     407,678                    0         408,306
            -------------------------------------------------------------------------
Subtotal
balance
forward    23,956,628     2,395     870,461             (513,192)        359,664
            -------------------------------------------------------------------------

                I-INCUBATOR.COM, INC. AND SUBSIDIARIES
               (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
          FOR THE PERIOD MAY 5, 1997 (INCEPTION)
              THROUGH SEPTEMBER 30, 2000 (CONT'D)

                                                               DEFICIT
                                                               ACCUMULATED
                                            ADDITIONAL         DURING THE
                       COMMON STOCK         PAID-IN-           DEVELOPMENT
                     SHARES      AMOUNT     CAPITAL            STAGE        TOTAL
                    ------------------------------------------------------------------
Balance,
 forward          23,956,628      2,395      870,461              (513,192)   359,664
<P>
Restricted common stock
 issued in exchange
 for office expense -
 related party       369,231         37       23,963                     0     24,000
<P>
Deficit accumulated
during the development
stage for the nine months
ended September 30, 2000
                           0          0            0              (542,060)  (542,060)
<P>
Balance, September 30,
2000              24,325,859      2,432      894,424            (1,055,252)  (158,396)

<P>
         i-INCUBATOR.COM, INC. AND SUBSIDIARIES
<P>
            (A DEVELOPMENT STAGE COMPANY)
<P>
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
<P>
                     SEPTEMBER 30, 2000
<P>
NOTE 1 -       NATURE OF ORGANIZATION AND SUMMARY OF
               SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------
<P>
ORGANIZATION
------------
<P>
i-Incubator.com, Inc. ("the Company"), formerly Master Communications Corp., was incorporated on May 5, 1997 under the laws of the State of Florida. The Company's primary objective is to position itself as an internet incubator. Similar to other incubators, it will provide venture capital, technical expertise and marketing assistance to development stage companies. The Company's ticker symbol changed on December 7, 1999 to "INQU" to better reflect its name change and direction.
<P>
On November 22, 1999 the Company formed i-RealtyAuction.com, Inc. ("RealtyAuction"). In connection therewith, it received 700,000 common shares, representing a 70% ownership interest. The shares were issued in consideration for services rendered relating to RealtyAuction's formation. Global Realty Management Group, Inc. ("Global") (a related company) was issued 300,000 common shares of RealtyAuction, representing a 30% interest. The shares were issued in exchange for $30,000 and 500,000 common shares of Global. RealtyAuction has the authority to issue 100,000,000 shares of common stock at .001 par value. RealtyAuction is a development stage company that has had limited activity.
<P>
On December 1, 1999 the Company entered into a stock exchange agreement with i-AuctionTech.com, Inc. ("AuctionTech") (see note 12). The agreement provides for the acquisition of 100% of the outstanding shares of AuctionTech. In connection therewith, the Company issued 2,000,000 restricted common shares to AuctionTech's stockholders.
<P>
AuctionTech was incorporated on November 3, 1999 under the laws of the state of Delaware and has the authority to issue 50,000,000 shares of common stock. AuctionTech intends to develop internet auction technology. On October 12, 2000 the stockholders agreed to dissolve the Company and filed a certificate of dissolution with the state of Delaware on October 27, 2000.
<P>
On December 17, 1998 the Company formed i-Teleco.com, Inc. ("Teleco"), formerly Mastertel Communications Corp., under the laws of the state of Florida. Teleco has the authority to issue 50,000,000 shares of common stock and intends to position itself to take advantage of opportunities available in the telecommunications industry. Teleco is a development stage company that has had limited activity.
<P>
On December 23, 1999 the company formed i-Aerobids.com, Inc. ("Aerobids") under the laws of the state of Delaware. Aerobids has the authority to issue 50,000,000 shares of common stock and intends to develop an auction website devoted entirely to aviation related parts and accessories. Aerobids is a development stage company that has had limited activity.
<P>
NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
             SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------
<P>
On December 23, 1999 the Company formed i-CarAuction.com, Inc. ("CarAuction") under the laws of the state of Delaware. CarAuction has the authority to issue 50,000,000 shares of common stock and intends to develop an auction website devoted entirely to automobiles and related accessories. CarAuction is a development stage company that has had limited activity.
<P>
On December 23, 1999 the company formed i-
AntiqueAuction.com, Inc. ("AntiqueAuction") under the laws of the state of Delaware. AntiqueAuction has the authority to issue 50,000,000 shares of common stock and intends to develop an auction website devoted entirely to antiques and related accessories. AntiqueAuction is a development stage company that has had limited activity.
<P>
During the quarter ended September 30, 2000 the Company's stockholders and board of directors agreed that it was in the Company's best interest to spin-off its remaining subsidiaries. The Company is actively pursuing acquisition candidates for its subsidiaries and believes its control in such subsidiaries is temporary.
<P>
MANAGEMENT DECISION NOT TO CONSOLIDATE
---------------------------------------
<P>
Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority Owned Subsidiaries", encourages the use of consolidated financial statements between a parent company and its subsidiaries unless:
<P>
     a.     Control is likely to be temporary,
     b.     Control does not rest with the majority
            owner(s), or
     c.     Minority stockholders have certain approval
            or veto rights that allow them to exercise
            significant control over major management
            decisions in the ordinary course of business.
<P>
The management of i-Incubator.com intends to spin-off its subsidiaries and believes that its control is temporary. Therefore, management believes that separate financial statements are appropriate and properly reflect current operating results. Financial statements for the year-end December 31, 1999 have been re-stated to exclude the subsidiaries for comparative purposes.
<P>
USE OF ESTIMATES
----------------
<P>
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reporting period. Accordingly, actual results could differ from those estimates.
<P>
NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
             SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------
<P>
CASH AND CASH EQUIVALENTS
-------------------------
<P>
For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
<P>
CARRYING VALUES
----------------
<P>
The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment. Whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable, the Company will reduce the carrying value of the assets and charge operations in the period the impairment occurs.
<P>
PROPERTY AND EQUIPMENT/DEPRECIATION
------------------------------------
<P>
Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is
calculated using the straight-line method.   Total
depreciation for the nine months ended September 30, 2000,
was $658.
<P>
INCOME TAXES
------------
<P>
The Company utilizes Statement of Financial Standards SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The accompanying financial statements have no provisions for deferred tax assets or liabilities because the deferred tax allowance offsets the deferred tax asset in its entirety.
<P>
STOCK COMPENSATION
------------------
<P>
The Company has adopted SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 encourages the use of the fair market method to account for transactions involving stock base compensation that are entered into fiscal years beginning after December 15, 1995. Under the fair value method, the issuance of equity instruments to non-employees in exchange for goods or services, should be accounted for based on the fair value of the goods or services received or the fair value of the income instruments issued, whichever is more reliably measured.
<P>
NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
             SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------
<P>
NET LOSS PER SHARE
------------------
<P>
The Company has adopted SFAS No. 128 "Earnings Per Share." Basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments, only if they are dilutive in nature
with regards to earnings per share.   Since the Company has
incurred net losses for all periods, basic loss per share and diluted loss per share are the same.
<P>
FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
<P>
SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires the disclosure of the fair value of financial instruments. The Company's management, using available market information and other valuation methods, has determined the estimated fair value amounts. However, considerable judgment is required to interpret market data in developing estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.
<P>
NOTE 2 -    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------------------
<P>
In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 130 has no material effect on the Company's financial statements.
<P>
In June 1997, FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in financial statements and is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 131 does not have a material effect on the Company's financial statements.
<P>
NOTE 2 -      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
             (CONT'D)
--------------------------------------------------------
<P>
In April, 1998 the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting for Costs of Start-Up Activities," ("SOP 98-5"). The Company is required to expense all start-up costs related to new operations as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP 98-5 is adopted. The Company's adoption did not have a material impact on the Company's financial position or results of operations.
<P>
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements issued for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Management does not believe that SFAS No. 133 will have a material effect on its financial position or results of operations.
<P>
SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by Mortgage Banking Enterprises", is effective for financial statements issued in the first fiscal quarter beginning after December 15, 1998. This statement is not applicable to the Company.
<P>
SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", is effective for financial statements issued for fiscal years beginning February 1999. This statement is not applicable to the Company.
<P>
NOTE 3 -       DEVELOPMENT STAGE OPERATIONS AND GOING
               CONCERN MATTERS
------------------------------------------------------
<P>
The Company's initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions.
<P>
The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until such time as adequate revenues are realized from operations.
<P>
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from May 5, 1997 (inception) to September 30, 2000 amounted to $1,055,252. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.
<P>
The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue
<P>
NOTE 3 -      DEVELOPMENT STAGE OPERATIONS AND GOING
              CONCERN MATTERS (CONT'D)
------------------------------------------------------
<P>
as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain additional paid-in capital, and to ultimately attain profitability.
<P>
NOTE 4 -     OTHER ASSETS
-------------------------
<P>
On December 8, 1999 the Company entered into an agreement with Quentin Road Productions, Inc. ("Quentin"), a related company, for the exchange of 1,500,000 restricted common shares of WealthHound that were owned by Quentin for 1,500,000 restricted common shares of the Company's common shares. The shares acquired in the exchange represent an approximate 3% interest in WealthHound (see note 12).
<P>
Management intends to distribute its shares in WealthHound. The company is carrying the investment on the cost method. Management estimated the value of this transaction by using available market information and applying discounts that account for the restricted nature of the shares, lack of marketability and its low trading volume. However, considerable judgment is required to interpret market data in developing fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.
<P>
NOTE 5 -     DEFERRED INCOME TAXES
-----------------------------------
<P>
As of September 30, 2000 and December 31, 1999, the Company has a carry-forward loss for income tax purposes of $1,055,252 and $177,111 that may be offset against future taxable income. As of December 31, 1999, the Company incurred $336,081 of expenses for the purchases of various domain names from related parties. Pursuant to Internal Revenue Code 267(a)(2) these expenses may not be deducted by the Company until the related parties recognize the income and accordingly, have not been included in the carry-forward loss. The carry-forward loss expires at various years through 2019. Due to the uncertainty regarding the success of future operations, management has not recognized any future income tax benefits that may arise from the utilization of the loss carry-forward.

                                    9/30/00          12/31/99
                                   ---------------------------
Deferred tax assets arising
 from net operating losses         $158,287          $ 26,566
                                   (158,287)         $(26,566)
Less valuation allowance
Net Deferred Tax Assets            $      0          $      0
<P>

<P>
NOTE 6 -     ACCRUED EXPENSES
-----------------------------
<P>
Accrued expenses as of September 30, 2000 and December
31, 1999 are as follows:

                                       9/30/00          12/31/99
                                      ---------------------------
     Accrued accounting fees          $ 26,250          $ 15,000
     Accrued interest                      256                 0
     Accrued legal fees                 27,396                 0
<P>
     Total accrued fees               $ 53,902          $ 15,000

<P>
NOTE 7 -     NOTES PAYABLE
---------------------------
<P>
Notes payable as of September 30, 2000 and December
31, 1999 were as follows:

                                            9/30/00     12/31/99
                                           ----------------------
Note payable to Titan Corporation
Limited (f/k/a SeaBank Corp.),
12% per annum dated October 15, 1999,
unsecured.  Due on demand no later
than February 2, 2000. On August 29,
2000 the note was converted to
restricted shares of the Company's
common stock (see note 12).                 $      0     $ 20,000
Accrued Interest                                   0          992
<P>
Note payable to Titan Corporation
Limited (f/k/a SeaBank Corp.),
12% per annum dated October 5, 1999,
unsecured.  Due on demand no later
than April 5, 2000. On August 29,
2000 the note was converted to
restricted shares of the Company's
common stock (see note 12).                 $      0     $ 25,000
Accrued Interest                                   0          687
<P>
Note payable to Titan Corporation
Limited (f/k/a SeaBank Corp.),
12% per annum dated October 15, 1999,
unsecured.  Due on demand no later
than April 15, 2000. On August 29,
2000 the note was converted to
restricted shares of the Company's
common stock (see note 12).                 $      0     $ 20,000
Accrued Interest                                   0          506
<P>
Note payable to the Farkas Group,
Inc. (a related party), 12% per
annum dated November 19, 1999,
unsecured.  Due on demand no
later than December 19, 2000.                      0        1,800
Accrued Interest                                   0           25
<P>
Non-interest bearing note dated
December 7, 1999 to Rebecca Brock
("Brock") (a related party) in
connection with the acquisition of
a domain name.  $10,000 due monthly
for 10 months.  The note has been
discounted based on an imputed
interest rate of 10%.                        120,000       120,000
          Less discount                         (493)     (  6,255)
<P>
Note payable Atlas Equity Group, Inc.,
(a related party) 12% per annum,
dated June 22, 2000. On August 29,
2000 the note was converted to
restricted shares of the Company's
common stock (see note 12).                        0        10,000
Accrued Interest                                   0            30
<P>

<P>
        i-INCUBATOR.COM, INC. AND SUBSIDIARIES
<P>
            (A DEVELOPMENT STAGE COMPANY)
<P>
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
<P>
               SEPTEMBER 30, 2000
<P>
NOTE 7 -     NOTES PAYABLE (CONT'D)
------------------------------------
<P>

                                         9/30/00     12/31/99
                                        ----------------------
Non-interest bearing note dated
December 28, 1999 to Michael D.
Farkas ("Farkas) a related party in
connection with the acquisition of
a domain names.  $10,000 due monthly
for 24 months.  The note has been
discounted based on an imputed
interest rate of 10%. This note
was cancelled pursuant to an agreement
dated September 1, 2000 (see note 13).             0   250,000
          Less discount                            0  ( 25,165)
<P>
Note payable to Sharei Chesed
11% per annum, dated December 30, 1999,
unsecured.  Due on demand no later
than December 29, 2000. The note
was converted to restricted shares
of the Company's common stock
(see note 12.                                      0    30,000
Accrued Interest                                   0        10
<P>
Note payable Atlas 12% per annum,
dated September 7, 2000, unsecured.  Due
on demand no later than November 6,
2000.                                      $   5,000     $      0
Accrued Interest                                 230            0
<P>
Note payable Atlas 12% per annum,
dated September 20, 2000, unsecured.  Due
on demand no later than November 19,
2000.                                      $   1,100     $      0
Accrued Interest                                  22            0
<P>
NOTE 7 -     NOTES PAYABLE (CONT'D)
------------------------------------
<P>

                                         9/30/00         12/31/99
                                        ---------------------------
Note payable Atlas 12% per annum,
dated September 28, 2000, unsecured.  Due
on demand no later than November 27,
2000.                                      $   1,000     $      0
Accrued Interest                                   4            0
<P>
Current portion- related parties             126,607      237,575
<P>
Current portion - unrelated parties                0       95,000
<P>
Long-term portion - related parties     $          0     $112,805
<P>
Total notes payable                          126,607      445,380
<P>
Total Accrued interest                           256        2,250
<P>

<P>
NOTE 8 -     DUE FROM/TO AFFILIATES
------------------------------------
<P>
The Company and its affiliates have from time to time,
made advances and/or made payments on behalf its
subsidiaries.  These advances are non-interest bearing
and are due on demand.
<P>
NOTE 9 -     CAPITAL LEASE NOTE
-------------------------------
The Company is a lessee under a capital lease agreement
for computer equipment from Dell Corp., expiring on
January 16, 2003.  The lease agreement calls for 36 equal
monthly payments of $274.58, with a final fixed purchase
price of $1 at the end of the lease.  This asset is being
depreciated over its estimated useful life of 5 years.
Depreciation of $658 was included in depreciation expense
for the nine months ended September 30, 2000.
<P>
The future minimum lease payments due under capital lease
is as follows at September 30, 2000 and December 31, 1999:
<P>
NOTE 9 -     CAPITAL LEASE NOTE (CONT'D)
-----------------------------------------

                                               9/30/00          12/31/99

Total capital lease payable          $         5,448          $         0
   Less:  Current portion                     (1,876)          (        0)
<P>
Total capital lease payable          $         3,572          $         0
<P>

The present value of the capital lease payments for the periods subsequent to September 30, 2000 and December 31,
1999 are as follows:

                      Year          9/30/00          12/31/99
                      2000       $       340       $        0
                      2001             2,024                0
                      2002             2,738                0
                      2003               346                0
                                -------------------------------
Total capital lease payable      $     5,448       $        0

<P>
NOTE 10 -     PAYROLL TAXES
---------------------------
<P>
The Company has incurred payroll tax liabilities for the quarter ended June 30, 2000 and September 30, 2000 totaling $11,852.  The Company is currently delinquent
with both its federal and state payroll tax obligation.
<P>
NOTE 11 -     COMMITMENTS AND CONTINGENCIES
--------------------------------------------
<P>
On November 24, 1999 the Company agreed to engage Kulat Communications, Inc., ("Kulat") on a month-to-month basis. Kulat provides public relations consultation and various marketing programs. Through September 30, 2000 the Company has incurred fees of approximately $13,000 in connection with this arrangement. On October 17, 2000 the Company issued 15,000 restricted and 5,000 free trading shares of the Company's common stock in satisfaction of the $13,000 liability. Concurrently, the Company terminated its agreement with Kulat.
<P>
NOTE 12 -     STOCKHOLDERS' EQUITY
----------------------------------
<P>
On November 11, 1999 the Board of Directors approved a 3:1 forward stock split. The statement of changes in stockholders' equity and the following notes have been adjusted to give affect to the split. In addition, due to change in the marital status of certain stockholders, prior transactions deemed to have been unrelated have
become related party transactions.  The statement of
changes in stockholders' equity has been adjusted to affect
these changes.
The Company issued 300,000 common shares to James F. Lee, former President, and the Company's sole officer and director, in consideration for management services valued at $4,000. These individuals are deemed to be founders and\ affiliates of the Company. Concurrently, the Company entered into a private offering of securities pursuant to regulation D, Rule 504, promulgated under the Securities Act of 1933. Common Shares were offered to non-accredited investors for cash consideration of 1.334 cents per share. 1,125,000 shares were issued to related parties and 750,000 shares issued to unrelated parties.
<P>
On March 20, 1998 Mr. Lee sold his ownership interest in the Company to Farkas Group in a private transaction subject to
Section 4(2) of the Securities Act of 1933. Farkas Group is a privately held company owned by Farkas.
<P>
In January 1999, the Company issued 3,000,000 post-split common shares each to Farkas Group, Atlas and GSM, all of which are owned by Farkas and are deemed to be related parties. These common shares were issued for a cash consideration of $300.
<P>
In January 1999, the Company issued 150,000 post-split shares of common stock to Jamee Kalimi (f/k/a Freeman), President, in consideration for managerial services rendered valued at $500.
<P>
In January 1999, the Company engaged legal counsel for services relating to SEC filings and related documentation. In connection therewith, the Company issued 150,000 post-split shares of common stock valued at $500, as additional payment for the services performed.
<P>
In March 1999, the Company entered into a private offering of securities pursuant to regulation D, Rule 504, promulgated under the Securities Act of 1933. Common shares were offered to non-accredited investors for cash consideration of 33.3 cents per share. 15,000 shares were issued to Brock and 1,590,000 shares were issued to third parties.
<P>
On December 1, 1999 the Company entered into a stock exchange agreement with AuctionTech (see note 1). The agreement provided for the acquisition of all of the outstanding shares of AuctionTech. In connection therewith, the Company issued 2,000,000 restricted common shares to AuctionTech's stockholders. Management estimated the value of this transaction to be $2,000.
<P>
NOTE 12 -     STOCKHOLDERS' EQUITY (CONT'D)
--------------------------------------------
<P>
On December 8, 1999 the Company entered into a stock exchange agreement with Quentin to transfer 1,500,000 of restricted common shares of WealthHound owned by Quentin for 1,500,000 restricted shares of the Company's common stock (see note 4). The common shares exchanged represent approximately 3% interest in WealthHound. Management valued the estimated the fair market value of this transaction to be $1,500.
<P>
On July 17, 2000 the Company agreed to issue 795,000 restricted shares of the company's common stock in exchange for various consulting and management services. The shares were valued at $0.45 per share. Management estimated the value of this transaction by using available market information and applying discounts that account for the restricted nature of the shares, lack of marketability and its low trading volume. However, considerable judgment is required to interpret market data in developing fair value (see note 1 - Use of Estimates).
<P>
On August 9, 2000 the Company agreed to issue 300,000 restricted shares of the Company's common stock in exchange for a mutual release and termination of a stock purchase agreement with OnlineFood.com, Inc. valued at $19,500.
In connection therewith, the Company also agreed to forgive $50,000 of advances made to OnlineFood.com, Inc.
<P>
On August 29, 2000 the Company converted various promissory notes and accrued interest owed to Titan Corporation Limited totaling $72,386 into 1,113,627 restricted shares of the Company's common stock valued at $0.065 per share. These shares are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On August 29, 2000 the Company converted various promissory notes and accrued interest owed to Atlas, totaling $69,478 into 1,068,888 restricted shares of the Company's common stock valued at $0.065 per share. These shares are restricted in accordance with Rule 144 of the Securities
Act of 1933.
<P>
On August 29, 2000 the Company converted a promissory note and accrued interest owed to Sharei Chesed totaling $32,297 into 496,875 restricted shares of the Company's common stock valued at $0.065 per share. These shares are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On August 29, 2000 the Company converted a promissory note and accrued interest owed to Chasdai Yitzchok totaling $32,155 into 494,693 restricted shares of the Company's common stock valued at $0.065 per share. These shares are restricted in accordance with Rule 144 of the Securities
Act of 1933.
<P>
On August 29, 2000 the Company converted a promissory note and accrued interest owed to Scott Cohen totaling $52,312 into 804,805 restricted shares of the Company's common stock valued at $0.065 per share. These shares are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
NOTE 12 -     STOCKHOLDERS' EQUITY (CONT'D)
--------------------------------------------
<P>
On August 29, 2000 the Company converted various promissory notes and accrued interest owed to Romano Limited totaling $149,678 into 2,302,740 restricted shares of the Company's common stock valued at $0.065 per share. These shares are restricted in accordance with Rule 144 of the Securities
Act of 1933.
<P>
On August 29, 2000 the Company cancelled the agreement with Atlas for office expense reimbursements of $6,000 per month and total amount accrued of $24,000 as of August 2000, was converted into 369,231 restricted shares of the Company's common stock valued at $0.065 per share.
<P>
NOTE 13 -     OFFICERS AND BOARD OF DIRECTORS
---------------------------------------------
<P>
EMPLOYMENT AGREEMENT
--------------------
<P>
The Company agreed in principle to an employment agreement for its President. The term of the agreement is one year, automatically renewable for a period of one year for each consecutive year thereafter, unless prior notice is given by either the Company or Ms. Kalimi 90 days prior to the expiration of the contract term. Initial compensation will be at an annual rate of approximately $40,000.
<P>
NOTE 14 -     WARRANTS
-----------------------
<P>
During the nine months ended September 30, 2000 the Company issued 290,930 warrants. The warrants exercise price and date of expiration are as follows:

                                        WARRANT TO     PRICE PER
DATE     DESCRIPTION                    SUBSCRIBE      SHARE          EXPIRES
------------------------------------------------------------------------------
02/02/00     Titan Corporation Ltd.     8,000     $2.50/Share     02/02/02
03/24/00     Romano Limited           120,000     $2.00/Share     03/24/02
04/05/00     Romano Limited            80,000     $2.00/Share     04/05/02
04/05/00     Titan Corporation Ltd.    15,380     $1.25/Share     04/05/02
04/15/00     Titan Corporation Ltd.    35,550     $0.5625/Share   04/15/02
05/01/00     Atlas Equity Group, Inc.  32,000     $0.50/Share     05/01/02
<P>
      Total Warrants Issued           290,930
<P>

<P>
NOTE 14 -     WARRANTS (CONT'D)
-------------------------------
<P>
No warrants have been exercised as of September 30, 2000. The warrants have not been included in the computation of earnings per share. SFAS No. 128 "Earnings Per Share" contemplates a complete conversion to common shares of all convertible instruments, only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred net losses for all periods, warrants have not been included in the weighted average computation of common shares outstanding (see note 1 - Net Loss Per Share).
<P>
NOTE 15 -     RELATED PARTY TRANSACTIONS
-----------------------------------------
<P>
In January 1999, the Company agreed to reimburse Atlas $1,000 per month (on a month- to-month basis) for operating and administrative expenses. On November 30, 1999 the Company agreed to increase the reimbursements to $6,000 per month, commencing December 1999. On August 29, 2000 this agreement was cancelled and the total amount accrued of $24,000 was converted into 369,231 restricted shares of the Company's common stock.
<P>
The Company paid Farkas Group $5,000 for assisting in creating a private placement-offering document. Farkas Group owns 3,300,000 shares of the Company and is deemed to be a related party.
<P>
The Company engaged Berger and Associates for various consulting services. Berger & Associates is owned by a family member of Farkas and is deemed to be a related party. On December 28, 1999 the Company entered into an agreement with Farkas. In connection therewith, the Company agreed to pay $250,000 to Farkas, $10,000 upon the execution of the agreement and $10,000 per month for a period of 24 months commencing January 1, 2000. No payments have been made as of the date of this financial statements. The note was discounted pursuant to APB 21 "Interest on Receivables and Payables" which requires the imputation of interest on non-interest bearing obligations. The imputed interest rate used for this purpose was 10%.
<P>
Furthermore, on September 1, 2000 the Company entered into an agreement with Farkas which terminated agreement dated December 28, 1999 relating to the purchase of various domain names. The agreement is deemed null and void and both the Company and Farkas waved their respective rights to any further obligation. The subsidiaries of the Company agreed that they shall retained ownership interest in the domain names and the related liabilities totaling $250,000.
<P>
On December 7, 1999 the Company entered into an agreement with Brock. In connection therewith, the Company agreed to pay $120,000 to Brock, $20,000 upon the execution of the agreement and $10,000 per month for a period of 10 months commencing January 1, 2000. No payments have been made as of the date of this financial statement. The note was discounted on the same basis as the Farkas note. This note is currently in default.
<P>
NOTE 15 -     RELATED PARTY TRANSACTIONS (CONT'D)
-------------------------------------------------
<P>
On December 6, 1999 AuctionTech paid $5,000 to Scott Mager (a stockholder and related party) for consulting services. On January 6, 2000 the Company paid Scott Mager, a related party, $50,000 for consulting services rendered to AuctionTech (see note 1).
<P>
NOTE 16 -     SUBSEQUENT EVENT
------------------------------
<P>
On October 5, 2000 the Company executed a note payable with Atlas for principal sum of $1,500. The note accrues interest at a rate of 12% per annum and is due no later than December 4, 2000.
<P>
On October 17, 2000 the Company agreed to issue 15,000 restricted shares of the Company's common stock in exchange for various public relations consultation and managerial programs valued at $13,000 (see note 11).
<P>
On October 17, 2000 the Company executed a note payable with Atlas for principal sum of $1,500. The note accrues interest at a rate of 12% per annum and is due no later than December 16, 2000.
<P>
On October 25, 2000 the Company executed a note payable with Atlas for principal sum of $11,500. The note accrues interest at a rate of 10% per annum and is due no later than December 24, 2000.
<P>
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS.
<P>
The following discussion and analysis should by read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under
the caption "Financial Statements."
<P>
The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.
<P>
During the past two years, the Company, has spent considerable time and capital resources defining and developing its strategic plan for delivering and operating on-line sales and auction technology.
<P>
The Company, as discussed in note one of the financial statements, has formed several subsidiaries all of which are in the development stage. There has been limited activity in these subsidiaries to date. The Company has incurred substantial development stage losses in connection with developing its web-site and the
acquisition of various domain names, as well as,
developing auction technology and securing portal agreements. Because of uncertainties surrounding the development and completion of its auction technology, the Company anticipates incurring significant development stage losses in the foreseeable future. The ability of
the Company to achieve its business objectives is
contingent upon its success in raising additional capital until adequate revenues are realized from operations.
<P>
Quarter Ended September 30, 2000 Compared with nine month Ended September 30, 1999.
<P>
Development stage expenses during the nine months Ended September 30, 2000 were significantly greater than during the comparable period Ended September 30, 1999, increasing from $80,760 to $650,450 or a 1,260% increase. Development stage expenses during the quarter ended September 30, 2000 and September 30, 1999 were also significantly greater increasing from $27,118 to $64,433 or 137% increase.
These increases were in part the result of the addition of officer's salaries, consulting (including the compensation expense resulting from shares of the
Company's stock issued to new and on-going management) professional fees necessitated by operating in a public environment, the acquisition of Domain names (from
Michael D. Farkas and Rebecca Brock both or which are related parties to the Company) and an agreement between the Company and Atlas Equity Group, Inc. (Owned by
Michael D. Farkas, a related party) for shared office and rent expenses. On-going increases to development stage expenses are anticipated during Year 2000.
<P>
Liquidity and Capital Resources
<P>
Despite Capital Contributions and both related party and third party loan commitments, the Company from time to time experienced, and continues to experience cash flow shortages that have slowed the Company's growth. During the nine months Ended September 30, 2000 the consequence of those cash flow shortages has been an increase of $38,646 in accounts payable and an decrease of $(1,994) in
accrued expenses bringing those figures to $53,646 and
$256 respectively at September 30, 2000 in comparison to
December 31, 1999.
<P>
The Company has primarily financed its activities from
sales of capital stock of the Company and from loans from related and third parties. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as salaries, office expense and various consulting fees.
<P>
The Company continues to experience cash flow shortages,
and anticipates this continuing through the foreseeable future. Management believes that additional funding will be necessary in order for it to continue as a going
concern.
<P>
The Company is investigating several forms of private
debt and/or equity financing, although there can be no assurances that the Company will be successful in procuring such financing or that it will be available on terms acceptable to the Company.
<P>
The Company had committed itself to pay Michael D. Farkas
(a related party) $250,000 for the acquisition of various domain names over a period of 24 months commencing in January, 2000. No payments have been made to date.
The Company has committed itself to pay Rebecca Brock (a related party) $120,000 for the acquisition of a domain name over a period of 12 months commencing in January,
2000. On September 1, 2000, the Company, Michael D. Farkas and the Subsidiaries of the Company signed an agreement in which the subsidiaries have assumed the obligation to Farkas for their respective domain names.
<P>
PART II - OTHER INFORMATION
<P>
Item 1. Legal Proceedings.  None
<P>
Item 2. Changes in Securities.
<P>
On July 17, 2000, the Company issued 360,000 shares to
Eli Wahrsager for services rendered to the Company. Such shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended
(the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On July 17, 2000, the Company issued 250,000 shares to
Eric Seiden for services rendered to the Company. Such shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended
(the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On July 17, 2000, the Company issued 100,000 shares to
Rich Whalen for services rendered to the Company. Such shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended
(the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On July 17, 2000, the Company issued 50,000 shares to
Joseph Zandstra for services rendered to the Company. Such shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended
(the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On July 17, 2000, the Company issued 10,000 shares to
Dave Hicks for services rendered to the Company. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On July 17, 2000, the Company issued 10,000 shares to
Chris Valley for services rendered to the Company. Such shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended
(the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On July 17, 2000, the Company issued 10,000 shares to
Sam Ritter for services rendered to the Company. Such
shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended
(the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On July 17, 2000, the Company issued 5,000 shares to
Ricardo Rodriguez for services rendered to the Company.
Such shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended
(the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On August 23, 2000, the Company issued 300,000 shares to Richard Dubnoff pursuant to a Termination Agreement and Mutual Release between the Company and Onlinefood.com, Inc. Such shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended
(the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On September 11, 2000, the Company issued 369,231 shares to Atlas Equity Group, Inc. for office reimbursement. Such shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended
(the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On September 11, 2000, the Company issued 1,068,888 shares to Atlas Equity Group, Inc. for the conversion of promissory notes owed by the Company to Atlas Equity Group, Inc. in the amount of $69,477.75. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On September 11, 2000, the Company issued 804,805 shares to Scot Cohen for the conversion of promissory notes owed by the Company to Scot Cohen in the amount of $52,132.33. Such shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended
(the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On September 11, 2000, the Company issued 2,302,740 shares to Romano Limited for the conversion of promissory notes owed by the Company to Romano Limited in the amount of $149,678.08. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On September 11, 2000, the Company issued 1,113,627 shares to Titan Corporation Limited for the conversion of promissory notes owed by the Company to Titan Corporation Limited in the amount of $72,385.75. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On September 11, 2000, the Company issued 496,875 shares to Sharei Chesed for the conversion of promissory notes owed by the Company to Sharei Chesed in the amount of $32,296.85. Such shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended
(the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On September 11, 2000, the Company issued 494,693 shares to Chasdai Yichzok for the conversion of promissory notes owed by the Company to Chasdai Yichzok in the amount of $32,155.07. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
Item 3. Defaults Upon Senior Securities.  Not Applicable
<P>
Item 4. Submission of Matters to a Vote of Security
        Holders.
<P>
On March 14, 2000, Michael D. Farkas, Matthew Sher and Scott Mager were appointed to the Board of Directors of the Company. The Company accepted the resignation of Matthew Sher from the Board of Directors on August 3, 2000 and accepted the resignation of Scott Mager from the Board of Directors on July 18, 2000.
<P>
Item 5. Other Information. None
<P>
Item 6. Exhibits and Reports of Form 8-K. None
<P>
Exhibit 27 - Financial Date Schedule - Electronic Filing
             Only
<P>
                        SIGNATURES
<P>
Pursuant to the requirements of Section 13 or 15(d) of
the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 17, 2000.
<P>
                             I-Incubator.com, Inc.
                             (Registrant)
<P>
Date: November 20, 2000      /s/ Jamee Freeman
                             --------------------------
                                 Jamee Freeman
                                 Chairman, Chief
                                 Executive Officer,
                                 President, Secretary
                                 and Treasurer
<P>