Form 10QSB/A
period 2000-09-30
I INCUBATOR COM INC
filed 2000-12-07
CIK 1044693

U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549
<P>
           AMENDMENT NO. 1 TO FORM 10-QSB
<P>
                       (Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
<P>
   For the quarterly period ended September 30, 2000
<P>
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT
<P>
   For the transition period from               to
<P>
              Commission File No. 0-26951
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
              ===================================================================
<P>
See accompanying notes.

        I-INCUBATOR.COM, INC. AND SUBSIDIARIES
<P>
            (A DEVELOPMENT STAGE COMPANY)
<P>
              STATEMENTS OF CASH FLOWS
<P>
             INCREASE (DECREASE IN CASH)

                                                                       (UNAUDITED)
                                         (UNAUDITED)   (UNAUDITED)    For the period
                                       For the Nine  For the Nine    From May 5, 1997
                                         Months Ended  Months Ended   (Inception) to
                                         09/30/2000    09/30/1999      09/30/2000
            ---------------------------------------------------------------------------
OPERATING ACTIVITIES:
<P>
Deficit accumulated
 during the development
 stage                                 $ (542,060)   $   (80,760)   $ (1,055,252)
<P>
Adjustments to reconcile
 net loss to
 net cash used
 by operations:
<P>
Amortization of
 loan discount                             11,008              0          11,008
Cancellation of
Indebtedness Income                      (235,132)             0        (235,132)
Depreciation                                  658              0             658
Loss on
 investment                                52,000              0          52,000
Bad debts                                  55,620              0          55,620
Purchase of
 corporate name                                 0              0         120,000
Purchase of domain name                         0              0         218,581
Common Stock issued for
 interest expense                          19,056              0          19,756
Common Stock issued for
 settlement fees                           19,500              0          19,500
Common Stock issued for
 Legal services                                 0            500             500
Common stock issued
 for consulting                           357,750            500         362,250
Common Stock issued for reimbursement
 of office expense                         24,000              0          24,000
(Increase) Decrease
 in prepaid
 expenses                                   5,000              0               0
(Increase) Decrease
 in interest
 receivable                                   713              0               0
Increase (Decrease)
 in accrued interest expense               (1,994)             0             256
Increase (Decrease)
 in accounts
 payable                                   18,640          2,327          23,741
Increase (Decrease)
 in payroll taxes
 payable                                   10,440            470          11,852
Increase (Decrease) in
 accrued expenses                          38,646         (3,930)         53,646
                  --------------------------------------------------------------------
Net Cash Used by
 Operating
 Activities                              (166,155)       (80,893)       (317,016)
                 ---------------------------------------------------------------------
<P>
INVESTING ACTIVITIES:
<P>
Acquisition of
 office equipment                          (6,587)             0         (6,587)
Investments                               (50,000)             0        (50,000)
                 ---------------------------------------------------------------------
Net Cash Used for
 Investing
 Activities                               (56,587)             0        (56,587)
                 ---------------------------------------------------------------------
<P>
FINANCING ACTIVITIES:
<P>
Proceeds from sale
 of common stock                                0         53,800         78,800
Proceeds from shareholders' loan                0              0            700
Repayment of
 shareholders' loan                          (700)             0              0
Proceeds from lease
 obligations                                6,587              0          6,587
Proceeds from notes
 payable                                  289,100         20,000        394,100
Increase in Inter-company receivable-
 I-Auction Tech.com, Inc.                 (50,120)             0        (50,120)
Due from affiliates                       (36,487)        (4,000)       (83,587)
Due to affiliates                               0              0         29,000
Payments on lease
 obligation                                (1,139)             0         (1,139)
                ----------------------------------------------------------------------
Net Cash Provided by
 Financing
 Activities                               207,241         69,800        373,641
                ----------------------------------------------------------------------
<P>
INCREASE (DECREASE)
 IN CASH                                  (15,501)       (11,093)            38
<P>
CASH, BEGINNING
 OF PERIOD                                 15,539         12,354              0
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
<P>

<P>
NOTE 14 -     WARRANTS (CONT'D)
-------------------------------
<P>
No warrants have been exercised as of September 30, 2000. The warrants have not been included in the computation of earnings per share. SFAS No. 128 "Earnings Per Share" contemplates a complete conversion to common shares of all convertible instruments, only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred net losses for all periods, warrants have not been included in the weighted average computation of common shares outstanding (see note 1 - Net Loss Per Share).
<P>
NOTE 15 -     RELATED PARTY TRANSACTIONS
-----------------------------------------
<P>
In January 1999, the Company agreed to reimburse Atlas $1,000 per month (on a month- to-month basis) for operating and administrative expenses. On November 30, 1999 the Company agreed to increase the reimbursements to $6,000 per month, commencing December 1999. On August 29, 2000 this agreement was cancelled and the total amount accrued of $24,000 was converted into 369,231 restricted shares of the Company's common stock.
<P>
The Company paid Farkas Group $5,000 for assisting in creating a private placement-offering document. Farkas Group owns 3,300,000 shares of the Company and is deemed to be a related party.
<P>
The Company engaged Berger and Associates for various consulting services. Berger & Associates is owned by a family member of Farkas and is deemed to be a related party. On December 28, 1999 the Company entered into an agreement with Farkas. In connection therewith, the Company agreed to pay $250,000 to Farkas, $10,000 upon the execution of the agreement and $10,000 per month for a period of 24 months commencing January 1, 2000. No payments have been made as of the date of this financial statements. The note was discounted pursuant to APB 21 "Interest on Receivables and Payables" which requires the imputation of interest on non-interest bearing obligations. The imputed interest rate used for this purpose was 10%.
<P>
Furthermore, on September 1, 2000 the Company entered into an agreement with Farkas which terminated agreement dated December 28, 1999 relating to the purchase of various domain names. The agreement is deemed null and void and both the Company and Farkas waved their respective rights to any further obligation. The subsidiaries of the Company agreed that they shall retained ownership interest in the domain names and the related liabilities totaling $250,000.
<P>
On December 7, 1999 the Company entered into an agreement with Brock. In connection therewith, the Company agreed to pay $120,000 to Brock, $20,000 upon the execution of the agreement and $10,000 per month for a period of 10 months commencing January 1, 2000. No payments have been made as of the date of this financial statement. The note was discounted on the same basis as the Farkas note. This note is currently in default.
<P>
NOTE 15 -     RELATED PARTY TRANSACTIONS (CONT'D)
-------------------------------------------------
<P>
On December 6, 1999 AuctionTech paid $5,000 to Scott Mager (a stockholder and related party) for consulting services. On January 6, 2000 the Company paid Scott Mager, a related party, $50,000 for consulting services rendered to AuctionTech (see note 1).
<P>
NOTE 16 -     SUBSEQUENT EVENT
------------------------------
<P>
On October 5, 2000 the Company executed a note payable with Atlas for principal sum of $1,500. The note accrues interest at a rate of 12% per annum and is due no later than December 4, 2000.
<P>
On October 17, 2000 the Company agreed to issue 15,000 restricted shares of the Company's common stock in exchange for various public relations consultation and managerial programs valued at $13,000 (see note 11).
<P>
On October 17, 2000 the Company executed a note payable with Atlas for principal sum of $1,500. The note accrues interest at a rate of 12% per annum and is due no later than December 16, 2000.
<P>
On October 25, 2000 the Company executed a note payable with Atlas for principal sum of $11,500. The note accrues interest at a rate of 10% per annum and is due no later than December 24, 2000.
<P>
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS.
<P>
The following discussion and analysis should by read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under
the caption "Financial Statements."
<P>
The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.
<P>
During the past two years, the Company, has spent considerable time and capital resources defining and developing its strategic plan for delivering and operating on-line sales and auction technology.
<P>
The Company, as discussed in note one of the financial statements, has formed several subsidiaries all of which are in the development stage. There has been limited activity in these subsidiaries to date. The Company has incurred substantial development stage losses in connection with developing its web-site and the
acquisition of various domain names, as well as,
developing auction technology and securing portal agreements. Because of uncertainties surrounding the development and completion of its auction technology, the Company anticipates incurring significant development stage losses in the foreseeable future. The ability of
the Company to achieve its business objectives is
contingent upon its success in raising additional capital until adequate revenues are realized from operations.
<P>
Quarter Ended September 30, 2000 Compared with nine month Ended September 30, 1999.
<P>
Development stage expenses during the nine months Ended September 30, 2000 were significantly greater than during the comparable period Ended September 30, 1999, increasing from $80,760 to $650,450 or a 1,260% increase. Development stage expenses during the quarter ended September 30, 2000 and September 30, 1999 were also significantly greater increasing from $27,118 to $64,433 or 137% increase.
These increases were in part the result of the addition of officer's salaries, consulting (including the compensation expense resulting from shares of the
Company's stock issued to new and on-going management) professional fees necessitated by operating in a public environment, the acquisition of Domain names (from
Michael D. Farkas and Rebecca Brock both or which are related parties to the Company) and an agreement between the Company and Atlas Equity Group, Inc. (Owned by
Michael D. Farkas, a related party) for shared office and rent expenses. On-going increases to development stage expenses are anticipated during Year 2000.
<P>
Liquidity and Capital Resources
<P>
Despite Capital Contributions and both related party and third party loan commitments, the Company from time to time experienced, and continues to experience cash flow shortages that have slowed the Company's growth. During the nine months Ended September 30, 2000 the consequence of those cash flow shortages has been an increase of $38,646 in accounts payable and an decrease of $(1,994) in
accrued expenses bringing those figures to $53,646 and
$256 respectively at September 30, 2000 in comparison to
December 31, 1999.
<P>
The Company has primarily financed its activities from
sales of capital stock of the Company and from loans from related and third parties. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as salaries, office expense and various consulting fees.
<P>
The Company continues to experience cash flow shortages,
and anticipates this continuing through the foreseeable future. Management believes that additional funding will be necessary in order for it to continue as a going
concern.
<P>
The Company is investigating several forms of private
debt and/or equity financing, although there can be no assurances that the Company will be successful in procuring such financing or that it will be available on terms acceptable to the Company.
<P>
The Company had committed itself to pay Michael D. Farkas
(a related party) $250,000 for the acquisition of various domain names over a period of 24 months commencing in January, 2000. No payments have been made to date.
The Company has committed itself to pay Rebecca Brock (a related party) $120,000 for the acquisition of a domain name over a period of 12 months commencing in January,
2000. On September 1, 2000, the Company, Michael D. Farkas and the Subsidiaries of the Company signed an agreement in which the subsidiaries have assumed the obligation to Farkas for their respective domain names.
<P>
PART II - OTHER INFORMATION
<P>
Item 1. Legal Proceedings.  None
<P>
Item 2. Changes in Securities.
<P>
On July 17, 2000, the Company issued 360,000 shares to
Eli Wahrsager for services rendered to the Company. Such shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended
(the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On July 17, 2000, the Company issued 250,000 shares to
Eric Seiden for services rendered to the Company. Such shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended
(the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On July 17, 2000, the Company issued 100,000 shares to
Rich Whalen for services rendered to the Company. Such shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended
(the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On July 17, 2000, the Company issued 50,000 shares to
Joseph Zandstra for services rendered to the Company. Such shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended
(the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On July 17, 2000, the Company issued 10,000 shares to
Dave Hicks for services rendered to the Company. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On July 17, 2000, the Company issued 10,000 shares to
Chris Valley for services rendered to the Company. Such shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended
(the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On July 17, 2000, the Company issued 10,000 shares to
Sam Ritter for services rendered to the Company. Such
shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended
(the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On July 17, 2000, the Company issued 5,000 shares to
Ricardo Rodriguez for services rendered to the Company.
Such shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended
(the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On August 23, 2000, the Company issued 300,000 shares to Richard Dubnoff pursuant to a Termination Agreement and Mutual Release between the Company and Onlinefood.com, Inc. Such shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended
(the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On September 11, 2000, the Company issued 369,231 shares to Atlas Equity Group, Inc. for office reimbursement. Such shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended
(the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On September 11, 2000, the Company issued 1,068,888 shares to Atlas Equity Group, Inc. for the conversion of promissory notes owed by the Company to Atlas Equity Group, Inc. in the amount of $69,477.75. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On September 11, 2000, the Company issued 804,805 shares to Scot Cohen for the conversion of promissory notes owed by the Company to Scot Cohen in the amount of $52,132.33. Such shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended
(the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On September 11, 2000, the Company issued 2,302,740 shares to Romano Limited for the conversion of promissory notes owed by the Company to Romano Limited in the amount of $149,678.08. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On September 11, 2000, the Company issued 1,113,627 shares to Titan Corporation Limited for the conversion of promissory notes owed by the Company to Titan Corporation Limited in the amount of $72,385.75. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On September 11, 2000, the Company issued 496,875 shares to Sharei Chesed for the conversion of promissory notes owed by the Company to Sharei Chesed in the amount of $32,296.85. Such shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended
(the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On September 11, 2000, the Company issued 494,693 shares to Chasdai Yichzok for the conversion of promissory notes owed by the Company to Chasdai Yichzok in the amount of $32,155.07. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
Item 3. Defaults Upon Senior Securities.  Not Applicable
<P>
Item 4. Submission of Matters to a Vote of Security
        Holders.
<P>
On March 14, 2000, Michael D. Farkas, Matthew Sher and Scott Mager were appointed to the Board of Directors of the Company. The Company accepted the resignation of Matthew Sher from the Board of Directors on August 3, 2000 and accepted the resignation of Scott Mager from the Board of Directors on July 18, 2000.
<P>
Item 5. Other Information. None
<P>
Item 6. Exhibits and Reports of Form 8-K. None
<P>
Exhibit 27 - Financial Date Schedule - Electronic Filing
             Only (Filed with original filing dated
                   November 11, 2000 SEC File No.0-26951)
<P>
                        SIGNATURES
<P>
Pursuant to the requirements of Section 13 or 15(d) of
the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on December 7,
2000.
<P>
                             I-Incubator.com, Inc.
                             (Registrant)
<P>
Date: December 7, 2000       /s/ Jamee Freeman
                             --------------------------
                                 Jamee Freeman
                                 Chairman, Chief
                                 Executive Officer,
                                 President, Secretary
                                 and Treasurer
<P>