Form 10KSB
period 2000-12-31
I INCUBATOR COM INC
filed 2001-04-17
CIK 1044693

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2000

                           Commission File #000-26951

                              I-INCUBATOR.COM, INC.
             (Exact name of registrant as specified in its charter)

                                     Florida

         (State or other jurisdiction of incorporation or organization)

                                   59-3442557
                      (IRS Employer Identification Number)

              1221 Brickell Avenue, Suite 900, Miami, Florida 33131
               (Address of principal executive offices )(Zip Code)

                                 (305) 358-3678
                (Registrant's telephone no., including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2000: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 12, 2001, was: $438,775

Number of shares of the registrant's common stock outstanding as of April 12, 2001 is: 24,325,859

Transfer Agent for the Company is:  Continental Stock Transfer & Trust Company
                                    2 Broadway
                                    New York, NY 10004

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
---------------------------------

GENERAL

I-INCUBATOR.COM, INC. ("I-Incubator") was incorporated under the name Master Communications Corp. in the State of Florida on May 8, 1997 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception has been an internet incubator and holding company for its Subsidiaries.

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. No assurances can be given that we will be successful in locating or negotiating with any target company.

Business Plan

Our purpose is to seek, investigate and, if our investigation warrants, merge or combine with or acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Securities Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. As of this date, no definitive agreement regarding any such acquisition has been entered into. No assurances can be made by the Company that any transaction will close.

On May 24, 2000 the Company entered into negotiations with Waitex.com, Inc. as a possible merger candidate and signed a letter of intent with Waitex. No definitive agreement regarding such acquisition was entered into between i-Incubator and Waitex and the date to finalize an agreeemnt pursuant to the letter of intent has expired. Therefore, at this time, there is no intention to enter into a merger agreement with Waitex.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a publicly registered corporation. These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for stockholders and other factors; however, we can give no assurance that any of these perceived benefits will be realized. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for future research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

We may use outside consultants or advisors to assist in the search for qualified target companies. If we do retain an outside consultant or advisor, any cash fee earned by the consultant may need to be assumed by a third party or the target company, as we have limited cash assets with which to pay that type of obligation.

Following a business combination, we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target company, our management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. These types of preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

Acquisition Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business.

While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986.

With respect to any merger or acquisition negotiations with a target company, our management expects to focus on the percentage ownership of our common stock which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event we acquire a target company with substantial assets.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of these agreements cannot be predicted, generally these types of agreements will require representations and warranties of the parties to the agreement, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after the closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

We will not restrict our search for any specific kind of business entity, but may acquire a venture which is in its preliminary or development state, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged.

We do not intend to restrict our search for business opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of our resources. This includes industries such as information technology, finance, natural resources, manufacturing, product development, medical, communications and others. We may seek a business opportunity with entities which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by, or merging into, us is expected to be an entity that desires to become a public company and establish a public trading market for its securities. There are various reasons why an entity would wish to become a public company, including:

     o the ability to use registered securities as currency in acquisitions of assets or businesses;

     o increased visibility in the financial community; o the facilitation of borrowing from financial institutions; o increased liquidity to investors;

     o greater ease in raising capital; o compensation of key employees through varying types of equity incentives; o enhanced corporate image; and o a presence in the United States capital markets.

Management believes that the sought after business opportunity will likely be:

     o business entity with the goal of becoming a public company in order to use our registered securities for the acquisition of assets or businesses;

     o a company which is unable to find an underwriter of its securities or is unable to find an underwriter of its securities on terms acceptable to it;

     o a company that wishes to become public with less dilution of its common stock than would occur upon an underwriting;

     o company that believes that it will be able to obtain investment capital on more favorable terms after it has become public;

     o a company that wishes to avoid the significant expenses which would be incurred in a public offering; or

     o a foreign company that wishes to make an initial entry into the United States securities markets.

We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months, or perhaps longer.

EMPLOYEES

As of April 12, 2001, the Company employed a total of two persons, one on a full time basis and one on a part time basis. In addition, depending on demand, the Company will utilize manpower agencies to contract between additional persons on a temporary, part-time basis. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY
---------------------------------

The Company presently shares office space in a building located at 1221 Brickell Avenue, Suite 900, Miami, Florida. The facility is leased pursuant to a month to month lease. The primary tenant is Atlas Equity Group, Inc. Atlas Equity Group, Inc. subleases the facility to i-Incubator.com, Inc. at the rate of $2,500 per month. Michael D. Farkas, a principal shareholder of the Company is the President and sole shareholder of Atlas Equity Group, Inc. The landlord is not affiliated with us. We believe that this space is sufficient for us at this time.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

There is no litigation pending or threatened by or against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

On April 12, 2001, there were approximately 650 shareholders of record of our common stock. Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock exceeds 650. Our shares of common stock are currently traded on the OTC Electronic Bulletin Board under the symbol "INQU".

The reported high and low bid prices for our common stock are shown below for each quarter during the last three complete fiscal years. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

Period                              HIGH BID         LOW BID
--------                            -------------    ------------
1999
Fourth Quarter                     4.625            .1953

2000

First Quarter                       4.10             1.55
Second Quarter                      1.95              .80
Third Quarter                        .85              .10
Fourth Quarter                       .50              .10


DIVIDENDS

We do not intends to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. I-Incubator.com, Inc., Inc. is a development - stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

The Company's operations have been devoted primarily to developing a business plan and raising capital for future operations and administrative functions. The Company intends to grow through internal development, strategic alliances, and acquisitions of existing businesses. Because of uncertainties surrounding its development, the Company anticipates incurring development stage losses in the foreseeable future. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

PERIOD FROM MAY 5, 1997 (INCEPTION) THROUGH DECEMBER 31, 2000

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to $1,178,413, primarily consisting of professional fees ($172,738), consulting fee ($384,910), salary ($123,734), office general ($68,367) and the expense in retaining their domain names ($338,581).

The expenses incurred are in connection with the formation of the company, the beginning stages of developing operations, and fee relating to the company's annual and quarterly filing.

YEAR ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

Development stage expenses during the year ended December 31, 2000 were $665,221 as compared to $492,334 for the period ended December 31, 1999.

Expenses for the year ended December 31, 2000 were primarily professional fees ($109,198) in connection with quarterly regulatory filings, consulting fees in connection with services rendered to the Company ($361,750), office general ($48,959), and salary ($79,394).

The company also incurred losses due to a bad loan ($55,620) investment ($52,000) in I-auctiontech.com and a settlement fee with onlinefood ($19,500) for termination of their agreement. The Company's debt to Michael D. Farkas related to the purchase of the subsidiaries domain names was canceled ($235,132) due to the assumption of its subsidiaries for their own domain name.

Expenses for the year ended December 31, 1999 were primarily professional fees ($55,370), the purchase of their subsidiaries and own domain names ($338,581), and salary ($43,019). These expenses are in connection with costs incurred with the formation and annual regulatory filings of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Despite capital contributions and both related party and third party loan commitments, the company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company's growth.

The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related and third parties. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various consulting fees.

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

ITEM 7. FINANCIAL STATEMENTS
-----------------------------

The financial statements of the Company, together with the report of auditors, are included herein.

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED DECEMBER
 31, 2000 AND AS OF DECEMBER 31, 1999 AND FOR THE PERIODS MAY 5, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2000 AND MAY 5, 1997 THROUGH DECEMBER 31, 1999

                             I-INCUBATOR.COM, INC.

                          (A DEVELOPMENT STAGE ENTITY)


                               TABLE OF CONTENTS

Independent Auditors' Report                                 1

Balance Sheets                                               2

Statements of Operations                                     3

Statements of Stockholders' Equity (Deficit)                4-6

Statements of Cash Flows                                    7-8

Notes to Financial Statements                              9-22

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors
I-Incubator.com, Inc.
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheet of I-Incubator.com, Inc. (a development stage company) as of December 31, 2000 and the related statement of operations, changes in stockholders' equity and cash flows for years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of I-Incubator.com, Inc. as of December 31, 1999 were audited by other auditors who report dated September 18, 2000, expressed on unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I-Incubator.com, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Salibello & Broder LLP
New York, NY
April 14, 2001

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

ASSETS

                                                          DECEMBER 31, 2000       DECEMBER 31, 1999
                                                          -----------------       -----------------
CURRENT ASSETS:
   Cash                                                       $          527          $       15,539
   Prepaid expenses                                                        0                   5,000
   Internet receivable-related party                                       0                     713
                                                                     -------                  ------
         Total current assets                                            527                  21,252

OTHER ASSETS:

   Investment in unconsolidated affiliated companies                   2,600                   4,600
   Due from affiliates                                               103,359                  47,100
                                                                     -------                  ------

         Total other assets                                          105,959                  51,700
                                                                     -------                  ------

TOTAL ASSETS                                                  $      106,486          $       72,952
                                                                     =======                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable and accrued expenses                      $       90,258          $       24,463
    Note payable-current portion                                      32,600                  95,000
   Loans and advances payable-related party                           48,213                  29,000
   Non-interest bearing related party note payable,
     net of unamortize discount current portion                      120,000                 237,576
                                                                     -------                 -------

   Total current liabilities                                         291,071                 386,039

   NON-INTEREST BEARING RELATED PARTY NOTES PAYABLE                        0                 112,805

STOCKHOLDERS' EQUITY:

   Common Stock, par value $.0001 per share;
     50,000,000 shares authorized;
     24,345,000 and 16,580,000 shares issued and

     outstanding at December 31, 2000 & 1999, respectively             2,434                   1,657
   Additional paid-in capital                                        907,422                  85,643
   Warrants                                                           83,972                       0
   Deficit accumulated during the development stage               (1,178,413)               (513,192)
                                                                  ----------                --------

     Total stockholders' equity                                     (184,585)               (425,892)
                                                                    --------                --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $      106,486          $       72,952
                                                                     =======                  ======

                 The accompanying notes are an integral part of
                          these financial statements.

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                 FOR THE PERIOD
                                                            YEAR ENDED            MAY 5, 1997
                                                            DECEMBER 31          (INCEPTION) TO
                                                       2000            1999     DECEMBER 31, 2000
                                                       ----            ----     -----------------
DEVELOPMENT STAGE REVENUES                         $         0    $         0   $          0
                                                   -----------    -----------   ------------
DEVELOPMENT STAGE EXPENSES:
           Bank charges                                    282            232            524
           Business promotion                           18,918          4,160         23,080
           Corporate fees                                1,457          3,110          5,326
           Consulting fees                             361,750         17,500        384,910
           Depreciation                                  2,029              0          2,029
           Domain name                                       0        338,581        338,581
           Dues and subscriptions                            0            297            297
           Office general                               48,959         18,427         68,367
           On-line services                                210            140            350
           Printing                                      2,164            502          2,666
           Postage and Delivery                          1,761            953          2,713
           Professional fees                           109,198         55,370        172,738
           Payroll taxes                                 7,612          3,669         11,393
           Salary                                       79,394         43,019        123,734
           Seminars and conferences                      4,320              0          4,320
           Shareholder related service                   5,830              0          9,457
           Telephone                                       869          1,211          2,298
           Travel                                          874            278          1,152
           Transfer agent fee                            7,065          3,348         10,412
                                                   -----------    -----------    -----------

TOTAL DEVELOPMENT STAGE EXPENSES                       652,692        490,797      1,164,347
                                                   -----------    -----------    -----------

LOSS FROM OPERATIONS                                  (652,692)      (490,797)    (1,164,347)

           OTHER INCOME (EXPENSES):
           Bad loan                                    (55,620)             0        (55,620)
           Cancellation of debt                        235,132              0        235,132
           Interest income                                 378            713          1,091
           Gain on disposition of equipment              1,065              0          1,065
           Loss on investment in subsidiary            (52,000)             0        (52,000)
           Other income                                    177              0            177
           Settlement fees                             (19,500)             0        (19,500)
           Interest Expense                           (122,161)        (2,250)      (124,411)
                                                    -----------    -----------    -----------

           TOTAL OTHER INCOME (EXPENSES)               (12,529)        (1,537)       (14,066)
                                                    -----------    -----------    -----------

         NET LOSS                                     (665,221)      (492,334)   $(1,178,413)
                                                    ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS (CONTINUED)

                                                                                 FOR THE PERIOD
                                                            YEAR ENDED            MAY 5, 1997
                                                            DECEMBER 31          (INCEPTION) TO
                                                       2000            1999     DECEMBER 31, 2000
                                                       ----            ----     -----------------
LOSS PER COMMON SHARE
           Basic                                       $ (0.034)       $(0.0039)
                                                       =========       =========
Diluted                                                $     N/A       $     N/A
                                                       =========       =========
Weighted-average number of common shares outstanding  19,326,292      12,660,082
                                                      ==========      ==========

                             I-Incubator.com, Inc.
                       Weighted Average Number of Shares
                        For year ended December 31, 2000

                                   12/31/2000

                                            ------------------------------------------------------------------------
                                               DATE ISSUED         SHARES          DAYS        WEIGHTED AVERAGE

                                            -----------------                   ------------------------------------
Shares as of December 31, 2000                    01/01/2000         16,580,000         365              16,580,000
Common stock issued from consulting               07/17/2000            795,000         167                 363,740
agreement with online food                        08/09/2000            300,000         144                 118,356
exchange for promissory notes                     08/29/2000          6,281,628         124               2,134,033
office expense                                    08/29/2000            369,231         124                 125,437
Kulat issued for services                         10/23/2000             25,000          69                   4,726

SHARE AS OF DECEMBER 31, 2000                                        24,350,859                          19,326,292
                                                             ===================            ========================

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                           DEFICIT
                                                                                                           ACCUMULATED
                                                                                             ADDITIONAL    DURING THE
                                                           COMMON STOCK                      PAID-IN       DEVELOPMENT
                                                       SHARES        AMOUNT      WARRANTS    CAPITAL       STAGE        TOTAL
                                                       ------        ------      --------    -------       -----        -----
Balance, May 5, 1997 (inception)                             0   $       0   $       0   $       0   $       0    $       0

Restricted Common Stock issued to
 related parties for
  consulting fees                                      300,000          30           0       3,970           0           4,000

Restricted Common Stock issued to related parties    1,125,000         112           0      14,888           0          15,000

Common Stock issued to third parties                   750,000          75           0       9,925           0          10,000

Deficit accumulated during the development
  stage for the
  period May 5, 1997 (inception)
  through December 31, 1997                                  0           0           0           0      (9,747)       (9,747)
                                                     ---------   ---------   ---------   ---------    ---------     ---------

Balance, December 31, 1997                           2,175,000         217           0      28,783      (9,747)        19,253

Deficit accumulated during the development stage for the
  year ended December 31, 1998                               0           0           0           0     (11,111)      (11,111)
                                                     ---------   ---------   ---------   ---------    ---------     ---------

Balance, December 31, 1998                           2,175,000   $     217   $       0   $  28,783   $ (20,858)       $ 8,142

Restricted Common Stock issued to
  related parties -
  private offering                                   9,000,000         900         0           (600)       0                 300

Restricted Common stock issued to a
  related party for
  managerial services                                  150,000          15         0             485       0                 500

Restricted Common stock issued for legal services      150,000          15         0              15       0                 500

                 The accompanying notes are an integral part of
                          these financial statements.

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                           COMMON STOCK
                                                      SHARES          AMOUNT          WARRANTS
                                                      ------          ------          --------
Restricted common stock issued to related party       $15,000                   2   $          0

Common stock issued to third parties                1,590,000                 158              0

Restricted Common stock issued to related
  parties in connection with the acquisition of
  i-Auction.com, Inc.                               2,000,000                 200              0

Restricted Common Stock issued to Quentin Road
 Productions, Inc.  (a related party) pursuant to a
 one for one stock exchange agreement dated
 December 1, 1999 for 1,500,000 common shares
 of Wealthhound, Inc. (a related party              1,500,000                 150              0

Deficit accumulated during the development stage
for the year ended December 31, 1999                        0                   0              0
                                                 ------------       ------------      -----------

Balance, December 31, 1999                         16,580,000          $    1,657     $        0

Restricted Common stock issued for consulting
 managerial services                                  795,000                  80              0

Restricted Common stock issued in
  connection with a settlement agreement with
  onlinefood.com, Inc.                                300,000                  30              0


Restricted Common stock issued in exchange
  for notes payable                                 6,281,628                 628              0

                 The accompanying notes are an integral part of
                          these financial statements.

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 CONTINUED

                                                                                    DEFICIT
                                                                                    ACCUMULATED
                                                           ADDITIONAL               DURING THE
                                                           PAID-IN                  DEVELOPMENT
                                                           CAPITAL                       STAGE              TOTAL
                                                           -------                       -----              -----
Restricted common stock issued to related party       $        498                $        0                $      0

Common stock issued to third parties                        52,481                         0                  53,000

Restricted Common stock issued to related
  parties in connection with the acquisition of
  i-Auction.com, Inc.                                        1,800                         0                   2,000

Restricted Common Stock issued to Quentin Road
 Productions, Inc.  (a related party) pursuant to a
 one for one stock exchange agreement dated
 December 1, 1999 for 1,500,000 common shares
 of Wealthhound, Inc. (a related party                       1,350                         0                   1,500

Deficit accumulated during the development stage
for the year ended December 31, 1999                             0                 (492,334)               (492,334)
                                                      ------------              ------------            ------------

Balance, December 31, 1999                              $   85,643             $   (513,192)              $(425,892)

Restricted Common stock issued for consulting
 managerial services                                       357,670                         0                 357,750

Restricted Common stock issued in
  connection with a settlement agreement with
  onlinefood.com, Inc.                                      19,470                         0                  19,500

Restricted Common stock issued in exchange
  for notes payable                                        407,678                         0                 408,306

         The accompanying notes are an integral part of these financial statements.

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                      DEFICIT
                                                                                                      ACCUMULATED
                                                                                          ADDITIONAL  DURING THE
                                                     COMMON STOCK                         PAID IN     DEVELOPMENT
                                                 SHARES          AMOUNT     WARRANTS      CAPITAL     STAGE            TOTAL
                                                 ------          -----      --------
Restricted Common stock issued in exchange
  for office expense-related party                369,231           37             0        23,963            0        24,000

Warrants issued in connection with notes                0            0        83,972             0            0
                                                                                                                       83,972

Common stock issued for services                   20,000            2             0        12,998            0        13,000

Deficit accumulated during the development
  stage for the year ended December 31, 2000            0            0             0             0     (665,221)    (665,221)
                                                            ----------    ----------    ----------   ----------    ----------

Balance, December 31, 2000                     24,345,859        2,434       83,972        907,422   (1,178,413)     (184,585)
                                               ==========   ==========    ==========    ==========    ==========    ==========

         The accompanying notes are an integral part of these financial statements.

                              I-INCUBATOR.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                                For the period
                                                                    December 31                                From May 5, 1997
                                                          2000                          1999                (INCEPTION) TO 12/31/00
                                                       -------                       -------                -----------------------
OPERATING ACTIVITIES:
Deficit accumulated during the
December 31  development stage                   $     (665,221)                $     (492,334)               $   (1,178,413)
Adjustments to reconcile net loss to
  net cash used by operations:
Payments of notes through issuance of
  common stock                                           408,306                                                      408,306
Warrants issued in connection with
  promissory notes                                        83,972                                                       83,972
Common stock issued for services                          13,000                                                       13,000
Common stock issued for settlement fees                   19,500                                                      19,500
Common stock issued for legal services                                                      500                          500
Common stock issued for consulting                       357,750                            500                      357,750
Common stock issued for reimbursement
  of office expense                                       24,000                              0                       24,000
(Increase) decrease in prepaid expenses                    5,000                         (5,000)                            0
(Increase) decrease in interest receivable                   713                           (713)                            0
Increase (decrease) in accrued interest
  expense                                                 (1,178)                         2,250                         1,071
Increase (decrease) in accounts payable                   51,848                          4,821                        56,950
Increase (decrease) in payroll taxes
  payable                                                 13,864                          1,199                        15,276
Increase (decrease) in accrued expenses                    1,961                         12,500                        16,961
Increase (decrease) in loans and advances                 19,213                         29,000                        48,213
                                                          ------                         ------                        ------

Net cash used by operating activities                    332,728                       (447,277)                     (112,914)

INVESTING ACTIVITIES:

Investments in subsidiaries                                2,000                          4,600                        (2,600)
Investments                                                    0                              0                         3,500
                                                               -                              -                         -----

Net cash used for investing activities                     2,000                          4,600                           900

FINANCING ACTIVITIES:

Proceeds from sale of common stock                             0                         46,100                        63,300
Proceeds from shareholders' loan                            (700)                           700                             0
Proceeds from notes payable                              (62,400)                        95,000                        32,600
Cancellation of indebtedness income                     (230,381)                             0                             0
Increase in Inter-company receivable -
  I-Auction Tech.com, Inc.                                     0                          2,000                             0
Due from affiliates                                      (56,259)                       (47,100)                     (103,359)
Due to affiliates                                              0                        350,381                             0
Note payable for domain name                                   0                              0                       120,000
                                                               -                              -                       -------
Net cash provided by financing activities               (349,740)                       447,081                       112,541

INCREASE (DECREASE) IN CASH                              (15,012)                         4,404                           527
                                                         --------                         -----                           ---

CASH, BEGINNING OF PERIOD                                 15,539                         11,135                             0
                                                          ------                         ------                             -

CASH, END OF PERIOD                               $          527                 $       15,539                $          527
                                                  =          ===                 =       ======                =          ===

          The accompanying notes are an integral part of the financial statements.

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

During the nine months ended September 30, 2000 and for the cumulative period May 5, 1997 (inception) to September 30, 2000 the Company paid $299 interest.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company entered into the following non-cash transactions:

During the quarter ended June 30, 2000, the Company issued 795,000 shares of restricted common stock in consideration for consulting and management services. These shares were valued at $0.45 per share. Total value of shares issued were $357,750 (see note 12).

During the year ended December 31, 1999, the Company issued 1,500,000 shares of common stock in connection with a stock for stock exchange agreement with Quentin Road Productions, Inc. (a related party) for common shares of WealthHound.com, Inc. dated December 8, 1999. The exchange was valued at $1,500 (see note 12).

During the year ended December 31, 1999, the Company issued 2,000,000 shares of common stock in connection with a common stock share and exchange agreement dated December 1, 1999 with i-Auction.com, Inc. The exchange was valued at $2,000 (see note 12).

During the year ended December 31, 1999, the Company issued 150,000 shares of common stock in consideration for legal services. This transaction was valued at $500 (see note 12).

During the year ended December 31, 1999, the Company issued 150,000 shares of common stock in consideration of managerial services to a related party. This transaction was valued at $500 (see note 12).

During the period May 5, 1997 (inception) through December 31, 1998 the Company issued 300,000 shares of common stock in consideration for management services provided by the then acting President of the Company, James Lee. This transaction was valued at $4,000 (see note 12).

In August 9, 2000 the Company issued 300,000 restricted shares of common stock in consideration for settlement fees in connection with OnlineFood.com, Inc. This transaction was valued at $19,500 (see note 12).

On August 29, 2000 the Company issued 6,281,628 restricted shares of the Company's common stock in satisfaction for various notes payable and accrued interest due. Total shares were valued at $408,306 (see note 12).

On August 29, 2000 the Company issued 369,231 restricted shares of common stock to Atlas Equity Group, Inc., a related party, for reimbursement of office expense. This transaction was valued at $24,000 (see note 12).

On October 17, 2000 the Company issued 15,000 restricted and 5,000 free trading shares of the Company's common stock for services totaling $13,000.

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

1.       ORGANIZATION

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

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT DECISION NOT TO CONSOLIDATE

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

The management of i-Incubator.com intends to spin-off its subsidiaries and believes that its control is temporary. Therefore, management believes that separate financial statements are appropriate and properly reflect current operating results. Financial statements for the year-end December 31, 1999 have been re- stated to exclude the subsidiaries for comparative purposes.

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

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

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

PROPERTY AND EQUIPMENT/DEPRECIATION

Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method. Total depreciation for the year ended December 31, 2000, was $2,029.

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

         STOCK COMPENSATION

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

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

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

3.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS


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

4.       DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

The Company's initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions.

The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until such time as adequate revenues are realized from operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from May 5, 1997 (inception) to December 31, 2000 amounted to $1,178,413. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

5.       OTHER ASSETS

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

6.       DEFERRED INCOME TAXES

As of December 31, 2000 and December 31, 1999, the Company has a carry-forward loss for income tax purposes of $1,178,413 and $513,192 that may be offset against future taxable income. As of December 31, 1999, the Company incurred $336,081 of expenses for the purchases of various domain names from related parties. Pursuant to Internal Revenue Code 267(a)(2) these expenses may not be deducted by the Company until the related parties recognize the income and accordingly, have not been included in the carry-forward loss. The carry-forward loss expires at various years through 2019. Due to the uncertainty regarding the success of future operations, management has not recognized any future income tax benefits that may arise from the utilization of the loss carry-forward.

                                              12/31/00               12/31/99
                                              --------               --------
Deferred tax assets arising
  from net operating losses                $    465,473            $    202,711
Less:  Valuation allowance                     (465,473)               (202,711)
                                               --------                --------

Net Deferred Tax Assets                    $          0            $          0
                                           -          -            -          -

                              I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

7.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

ACCRUED EXPENSES AS OF DECEMBER 31, 2000 AND DECEMBER 31, 1999 ARE AS FOLLOWS:

                                                            12/31/00          12/31/99
                                                            --------          --------
Accounts payable                                           $    72,226       $    7,213
Accrued expense                                                 16,961           15,000
Accrued interest                                                 1,071            2,250
                                                                 -----            -----

Total accounts payable and accrued expenses                $    90,257       $   24,463
                                                           =    ======       =   ======

8.       NOTES PAYABLE


AT DECEMBER 31, 2000 AND DECEMBER 31, 1999, NOTES PAYABLE CONSIST OF THIRTEEN AND SIX INDIVIDUAL NOTES, RESPECTIVELY. THESE NOTES ARE SHORT-TERM BORROWINGS WITH MATURITIES OF LESS THAN ONE YEAR WITH INTEREST RATES RANGING BETWEEN 11.5% AND 12% PER ANNUM.

AT DECEMBER 31, 2000 AND DECEMBER 31, 1999, NOTES PAYABLE TO RELATED PARTY TOTALED $32,600 AND $11,800 (WITH INTEREST OF 12% PER ANNUM), RESPECTIVELY.

On December 7, 1999 the Company issued a non-interest bearing note to Rebecca Brock, a related party, in connection with the acquisition of a domain name, value at $120,000. These note has been discounted based on an imputed interest rate of 10% and is currently in default.

On December 28, 1999 the Company issued non-interest bearing note to Michael D. Farkas, a related party, in connection with the acquisition of domain names. $10,000 due monthly for 24 months. The note has been discounted based on an imputed interest rate of 10%. This note was cancelled pursuant to an agreement dated September 1, 2000 (see note 13).

9.       DUE FROM/TO AFFILIATES

The Company and its affiliates have from time to time, made advances and/or made payments on behalf its subsidiaries. These advances are non-interest bearing and are due on demand.

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

10.      CAPITAL LEASE NOTE

The Company is a lessee under a capital lease agreement for computer equipment from Dell Corp., expiring on January 16, 2003. The lease agreement calls for 36 equal monthly payments of $274.58, with a final fixed purchase price of $1 at the end of the lease. This asset is being depreciated over its estimated useful life of 3 years. Depreciation of $2029 was included in depreciation expense for the year ended December 31, 2000. As of November 6, 2000 the lease was assumed by a related party.

11.      PAYROLL TAXES

The Company has incurred payroll tax liabilities for the year ended December 31, 2000 totaling $15,276. The Company is currently delinquent with both its federal and state payroll tax obligation.

12.      COMMITMENTS AND CONTINGENCIES

On November 24, 1999 the Company agreed to engage Kulat Communications, Inc., ("Kulat") on a month- to-month basis. Kulat provides public relations consultation and various marketing programs. Through December 31, 2000 the Company has incurred fees of approximately $13,000 in connection with this arrangement. On October 17, 2000 the Company issued 15,000 restricted and 5,000 free trading shares of the Company's common stock in satisfaction of the $13,000 liability. Concurrently, the Company terminated its agreement with Kulat.

On January 1, 2001 the Company entered into an agreement with Atlas Equity Group, Inc. for $2,500 per month for office rent and administrative charges to the Company.

13.      STOCKHOLDERS' EQUITY

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

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

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

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

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

On October 17, 2000 the Company converted debt owed to Kulat Communications ("Kulat"), Inc. totaling $13,000 into 15,000 restricted and 5,000 free trading shares of the Company's common stock in satisfaction of the $13,000 liability. Concurrently, the Company terminated its agreement with Kulat.

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

14.      OFFICERS AND BOARD OF DIRECTORS

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

15.      WARRANTS

During the year ended December 31, 2000 the Company issued 290,930 warrants. The warrants exercise price and date of expiration are as follows:

                                                           WARRANT TO              PRICE PER
        DATE        DESCRIPTION                            SUBSCRIBE                 SHARE                EXPIRES
        ----        -----------                            ---------                 -----                -------
      02/02/00      Titan Corporation Ltd.                     8,000              $2.50/Share            02/02/02
      03/24/00      Romano Limited                           120,000              $2.00/Share            03/24/02
      04/05/00      Romano Limited                            80,000              $2.00/Share            04/05/02
      04/05/00      Titan Corporation Ltd.                    15,380              $1.25/Share            04/05/02
      04/15/00      Titan Corporation Ltd.                    35,550             $0.5625/Share           04/15/02
      05/01/00      Atlas Equity Group, Inc.                  32,000              $0.50/Share            05/01/02
                                                              ------

                    Total Warrants Issued                    290,930
                                                             -------

THE NOTES PAYABLE WERE ISSUED WITH DETACHABLE WARRANTS. THE WARRANTS WERE CALCULATED USING THE BLACK SCHOLES METHOD USING AN 80% VOLATILITY, RISK FREE INTEREST RATE OF 6%, A DIVIDEND YIELD OF 0%, AND A WEIGHTED AVERAGE EXPECTED LIFE OF TWO YEARS.

NO WARRANTS HAVE BEEN EXERCISED AS OF DECEMBER 31, 2000. THE WARRANTS HAVE NOT BEEN INCLUDED IN THE COMPUTATION OF EARNINGS PER SHARE. SFAS NO. 128 "EARNINGS PER SHARE" CONTEMPLATES A COMPLETE CONVERSION TO COMMON SHARES OF ALL CONVERTIBLE INSTRUMENTS, ONLY IF THEY ARE DILUTIVE IN NATURE WITH REGARDS TO EARNINGS PER SHARE. SINCE THE COMPANY HAS INCURRED NET LOSSES FOR ALL PERIODS, WARRANTS HAVE NOT BEEN INCLUDED IN THE WEIGHTED AVERAGE COMPUTATION OF COMMON SHARES OUTSTANDING (SEE NOTE 1 - NET LOSS PER SHARE).

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

16.      RELATED PARTY TRANSACTIONS

In January 1999, the Company agreed to reimburse Atlas $1,000 per month (on a month- to-month basis) for operating and administrative expenses. On November 30, 1999 the Company agreed to increase the reimbursements to $6,000 per month, commencing December 1999. On August 29, 2000 this agreement was cancelled and the total amount accrued of $24,000 was converted into 369,231 restricted shares of the Company's common stock. On January 1, 2001 the Company reached an new agreement with Atlas totaling $2,500 per month for office rent and administrative services.

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

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

17.      SUBSEQUENT EVENT

During the first quarter ending March 31, 2001, the Company issued a series of promissory notes to Atlas Equity Group, Inc., a related party in which Michael
D. Farkas is a beneficial owner, for an aggregating sum of $17,900 at a rate of 12% per annum.

The promissory notes principal and interest are due and payable on dates ranging from May 2001 to March 2002.

On January 19, 2001, the Company issued an agreement and plan of distribution ('spin-off") with it's subsidiaries and investment in WealthHound.com, Inc. Upon spin-off, the shareholders of Incubator received the following amounts of shares for each share of Incubators' common stock.

 .7810 shares of I-Teleco.com, Inc. for each share of I-Incubator.com, Inc.

 .4110 shares of I-Aerobid.com, Inc. for each share of I-Incubator.com, Inc.

 .1439 shares of I-Realtyauction.com, Inc. for each share of I-Incubator.com, Inc.

 .4110 shares of I-Antiqueauction.com, Inc. for each share of I-Incubator.com, Inc.

 .4110 shares of I-Carauction.com, Inc. for each share of I-Incubator.com, Inc.

1.5 shares of Wealthhound.com, Inc. for each share of I-Incubator.com, Inc.

As a result of the spin-off and shares distribution Atlas Equity Group, Inc., a related party, in which Michael D. Farkas is a beneficial owner, received 21% of the companies' outstanding common stock owned by incubator, The Farkas Group, Inc. in which Michael D. Farkas is a beneficial owner, received 13.5% of the companies' outstanding common stock owned by incubator and GSM Communication, Inc. in which Michael D. Farkas is a beneficial owner, received 11.3% of the companies' outstanding common stock owned by incubator.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

The Company's accountant is Salibello & Broder, C.P.A. of New York City, New York. The Company does not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company initially engaged Salibello & Broder, C.P.A. to render accounting services on December 15, 2000. Our previous accountant was John Abitante, CPA of Berenfeld, Spritzer, Shechter & Sheer, 7700 N. Kendall Drive, Suite 805, Miami, Florida 33156. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

The directors and officers of the Company and its subsidiaries, as of March 31, 2001, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

                                            With Company
Name                       Age              Since         Director/position
                           ---              -----         -----------------
Jamee Kalimi               32               1998          President, Secretary
                                                          and Director
Michael D. Farkas          29               2000          Director

Jamee M. Kalimi has been President, Secretary and Director of the Company since inception. She is a marketing and telecommunications expert with a strong ability to create new strategies and business plans. Ms. Kalimi is also President of i-CarAuction.com, Inc., i- AntiqueAuction.com, Inc. and i-Aerobids.com, Inc. and is Vice President and Secretary of i-RealtyAuction.com, Inc. and i-Teleco.com, Inc. which all were subsidiaries of i- Incubator.com. Ms. Kalimi has been heavily involved in the telecommunications industry since 1990, specializing in pay per call services and the marketing of such services. She has an active real estate license in the State of Florida which was obtained in 1995. Prior to working for us, she was an assistant to the President of Atlas Equity Group, Inc. from February 1998 to October 1998. She worked as a Real Estate Sales and Leasing Manager for Sclar Realty from April 1996 to February 1998 and President of AvJam Communications, Inc. from January 1994 to April 1996.

Michael D. Farkas, 29, has been Director of the Company since March 14, 2000. Mr. Farkas has been the Chairman of the Board of Directors and Chief Executive Officer of

Wealthhound.com, Inc. a publicly traded company listed on the National Quotations Bureau Pink Sheets (NQB:WLTH) since March 7, 2000. He is Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director of Global Realty Management Group, Inc. a publicly traded company listed on the OTC Electronic Bulletin Board (OTCBB:GRMG). Prior to joining WealthHound.com, Mr. Farkas founded Atlas Recreational Holdings which owns a controlling interest in Holiday RV Superstores, Inc., a publicly traded company on Nasdaq (NASDAQ:RVEE). Since 1995, Mr. Farkas has concentrated his business activities on mergers and acquisitions, financial consulting and fund raising primarily in the telecommunications, information technology and other hi-tech ventures through Atlas Equity Group, Inc. and Warrior Equity Partners, Inc.(each of which Mr. Farkas founded and is President). He has also specialized in mergers and acquisitions for various entrepreneurial companies and prior to that served as a financial consultant to several NYSE member firms including Paine Webber and Prudential Securities.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

On December 4, 2000, we filed Form 3's for Atlas Equity Group, Inc., Farkas Group Inc., Jamee Freeman and GSM Communications, Inc. Such Form 3's were filed late. A Form 5 will not be filed for our fiscal year ended December 31, 2000 since all reportable transactions for this fiscal year were reported on Form 3's filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION
--------------------------------

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal year ending December 31, 2000 for the executive officers who were serving as of fiscal year ending December 31, 2000, whose salary and bonus during fiscal year ending December 31, 2000 exceeded $100,000. In 2000, no officer received compensation in excess of $100,000.

Summary Compensation Table

ANNUAL COMPENSATION

Name and Principal         Position         Year     Salary   Bonus    Restricted     Stock       Award
------------------         --------         ----     ------   -----    ----------     -----       -----

Jamee Kalimi               President        2000     $39,000   0           0             0          0

Employment Agreements. No officer or director has been granted an employment contract or been provided a future benefit to be received upon separation from service with the Company.




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The following table sets forth as of April 12, 2001, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

Security Ownership of Beneficial Owners (1):

TITLE OF CLASS             NAME & ADDRESS                     AMOUNT                    PERCENT
--------------             --------------                     ------                    -------
Common Stock               Michael D. Farkas (2)              11,253,619                46.26%
                           294 South Coconut Lane
                           Miami, Florida 33131

                           Romano Limited                      2,302,740                 9.46%
                           790 Finchley Road
                           London NW117UR England

                           Matthew Sher (3)                    1,750,000                 7.19%
                           176 Broadway, #5D
                           New York, NY 10038

Security Ownership of Management:

TITLE OF CLASS             NAME & ADDRESS                     AMOUNT                    PERCENT
--------------             --------------                     ------                    -------
Common Stock               Jamee Kalimi                          244,500                 1.01%
                           3314 Oak Drive
                           Hollywood, Florida 33021

                           Michael D. Farkas                  11,253,119                46.26%
                           294 South Coconut Lane
                           Miami, Florida 33131

All directors and executive                                   11,497,619                47.27%
officers as a group (2 persons)


(1) The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.

(2) Includes 3,300,000 shares held by Farkas Group, Inc., 5,121,619 shares held by Atlas Equity Group, Inc., and 2,757,000 shares held by GSM Communications, Inc. Michael D. Farkas is the sole shareholder and principal of each of these entities. In addition, includes the 75,000 shares which he personally owns.

(3) Matthew Sher beneficially owns 1,500,000 shares as a principal shareholder of On Mark Enterprises Inc. and 250,000 shares personally for a total of 1,750,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

The Company presently shares office in a building located at 1221 Brickell Avenue, Suite 900, Miami, Florida. The facility is leased pursuant to a month to month lease. The primary tenant is Atlas Equity Group, Inc. Atlas Equity Group, Inc. subleases the facility to i- Incubator at the rate of $2,500 per month. Michael D. Farkas, a principal shareholder and director of i-Incubator is the President and sole shareholder of Atlas Equity Group, Inc. The landlord is not affiliated with us. We believe that this space is sufficient for us at this time.

We have not and do not intend to enter into any additional transactions with our management or any nominees for such positions. We have not and do not intend to enter into any transactions with our beneficial owners. We are not a subsidiary of any parent company.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)   The following documents are filed as part of this report:

1. Financial statements; see index to financial statement and schedules under Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules under Item 7 herein.

3.  Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated: see index to exhibits immediately following financial statements and schedules of this report.

3(i)      Certificate of Incorporation, as amended (1)

3.2       Bylaws, as amended (1)

(1) Incorporated by reference to the Registrant's Form 10-SB, filed on (SEC File No. 000-26951).

(b)        Reports on Form 8-K

           We did not file any reports on Form 8-K for the year ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                              I-INCUBATOR.COM, INC.

                              By: /s/ Jamee Kalimi
                              ------------------------
                                      Jamee Kalimi
                                      President Secretary and Director

Dated:     April 17, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                           Title                              Date
----                           -----                              ----
/s/ Jamee Kalimi              President Secretary and Director    April 17, 2001

/s/ Michael D, Farkas         Director                            April 17, 2001