Form 10QSB
period 2001-03-31
I INCUBATOR COM INC
filed 2001-05-11
CIK 1044693

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                        For the transition period from to

                           Commission File No. 0-26951

                              I-INCUBATOR.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

                                    Florida
                        (State of Other Jurisdiction of
                         Incorporation or Organization)


                                   59-3442557
                                (I.R.S. Employer
                              Identification No.)

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

                   Yes          No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2001 the Company had 24,345,859 shares of Common Stock outstanding, $0.0001 par value.

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

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                  AS OF THE THREE MONTHS ENDED MARCH 31, 2001
                        AND AS OF DECEMBER 31, 2000 AND
     FOR THE PERIODS MAY 5, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2001

                             I-INCUBATOR.COM, INC.

                          (A Development Stage Entity)


                               TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT                     1

Balance Sheets                                   2

Statements of Operations                        3-4

Statements of Stockholders' Equity (Deficit)    5-7

Statements of Cash Flows                        8-9

Notes to Financial Statements                  10-22

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Salibello & Broder LLP
New York, NY
April 14, 2001

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

ASSETS                                                   (Unaudited)
                                                       March 31, 2001   December 31, 2000
                                                       --------------   -----------------
CURRENT ASSETS:
   Cash                                                  $     2,081    $       527
   Prepaid expenses                                            2,500              0
                                                          ----------     ----------

         Total current assets                                  4,581            527

OTHER ASSETS:

   Investment in unconsolidated affiliated companies               0          2,600
   Due from affiliates                                            70        103,359
                                                          ----------     ----------

         Total other assets                                       70        105,959
                                                          ----------     ----------

TOTAL ASSETS                                             $     4,651    $   106,486
                                                          ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable and accrued expenses                 $   121,448    $    90,258
    Notes payable - related parties                           65,500         32,600
   Due to affiliate                                           33,213         48,213
   Non-interest bearing related party note payable,
    net of unamortized discount                              120,000        120,000
                                                          ----------     ----------

   Total current liabilities                                 340,161        291,071

STOCKHOLDERS' EQUITY:

   Common Stock, par value $.0001 per share;
     50,000,000 shares
     authorized; 24,345,859 shares issued and
     Outstanding at March 31, 2001 & December 31, 2000         2,434          2,434
   Additional paid-in capital                                907,422        907,422
   Warrants                                                   83,972         83,972
   Deficit accumulated during the development stage       (1,329,338)    (1,178,413)
                                                          ----------     ----------

     Total stockholders' equity                             (335,510)      (184,585)
                                                          ----------     ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     4,651    $   106,486
                                                          ==========     ==========


                 The accompanying notes are an integral part of
                          these financial statements.

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                             (UNAUDITED)
                                                      (UNAUDITED)            FOR THE PERIOD
                                                    THREE MONTHS ENDED        MAY 5, 1997
                                                        MARCH 31             (INCEPTION) TO
                                             2001               2000         MARCH 31, 2001
                                             ----               ----         --------------
DEVELOPMENT STAGE REVENUES                    $         0    $         0   $          0
                                                 --------       --------    -----------

DEVELOPMENT STAGE EXPENSES:
           Bank charges                                62            257            586
           Business promotion                       2,050            517         25,130
           Corporate fees                             600          2,096          5,926
           Consulting fees                              0         82,246        384,910
           Depreciation                                 0            220          2,029
           Domain name                                  0              0        338,581
           Dues and subscriptions                       0              0            297
           Office general                           7,500         20,889         75,867
           On-line services                           105              0            455
           Printing                                 1,729             86          4,395
           Postage and Delivery                       161            546          2,874
           Professional fees                       18,159         34,371        190,897
           Payroll taxes                              900          3,770         12,293
           Salary                                   9,208         37,230        132,942
           Seminars and conferences                     0              0          4,320
           Shareholder related service              2,668              0         12,125
           Telephone                                  163          1,187          2,461
           Travel                                     280          3,822          1,432
           Transfer agent fee                         750              0         11,162
                                                 --------       --------    -----------

TOTAL DEVELOPMENT STAGE EXPENSES                   44,335        187,237      1,208,682
                                                 --------       --------    -----------

LOSS FROM OPERATIONS                              (44,335)      (187,237)    (1,208,682)

     OTHER INCOME (EXPENSES):
           Bad loan                                     0              0        (55,620)
           Cancellation of debt                         0              0        235,132
           Interest income                              0            378          1,091
           Gain on disposition of equipment             0              0          1,065
           Loss on investment in subsidiary        (2,600)             0        (54,600)
           Other income                                 0              0            177
           Settlement fees                              0              0        (19,500)
           Interest Expense                        (1,625)       (13,580)      (126,036)
           Cancellation of loan receivable       (102,365)             0       (102,365)
                                                 --------       --------    -----------

     TOTAL OTHER INCOME (EXPENSES)               (106,590)       (13,202)      (120,656)
                                                 --------       --------    -----------

     NET LOSS                                    (150,925)      (200,439)   $(1,329,338)
                                                 ========       ========    ===========

    The accompanying notes are an integral part of these financial statements

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS (CONTINUED)

                                                                           (UNAUDITED)             FOR THE PERIOD
                                                                      THREE MONTHS ENDED           MAY 5, 1997
                                                                           MARCH 31                (INCEPTION) TO
                                                                     2001            2000          MARCH 31, 2001
                                                                     ----            ----          --------------
LOSS PER COMMON SHARE
           Basic                                                $   (0.0062)      $  (0.0012)
                                                                -----------       ----------
           Diluted                                              $        N/A      $       N/A
                                                                ===========       ==========
Weighted-average number of common shares outstanding              24,345,859       16,580,000
                                                                ===========       ==========

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

      STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT) (UNAUDITED)

                                                                                                                DEFICIT
                                                                                                                ACCUMULATED
                                                                                                   ADDITIONAL   DURING THE
                                                                    COMMON STOCK                   PAID-IN      DEVELOPMENT
                                                              SHARES        AMOUNT    WARRANTS     CAPITAL      STAGE         TOTAL
                                                              ------        ------    --------     -------      -----         -----
Balance, May 5, 1997 (inception)                                     0   $       0   $       0   $       0    $       0    $      0

Restricted Common Stock issued to related parties for
  consulting fees                                              300,000          30           0       3,970            0       4,000

Restricted Common Stock issued to related parties            1,125,000         112           0      14,888            0      15,000

Common Stock issued to third parties                           750,000          75           0       9,925            0      10,000

Deficit accumulated during the development stage for the
  period May 5, 1997 (inception) through December 31, 1997           0           0           0           0       (9,747)    (9,747)
                                                             ---------         ---           -      ------       ------      ------

Balance, December 31, 1997                                   2,175,000         217           0      28,783       (9,747)     19,253

Deficit accumulated during the development stage for the
  year ended December 31, 1998                                       0           0           0           0      (11,111)   (11,111)
                                                             ---------         ---           -      ------       ------      ------

Balance, December 31, 1998                                   2,175,000         217           0      28,783      (20,858)      8,142

Restricted Common Stock issued to related parties -
  private offering                                           9,000,000         900           0        (600)           0         300

Restricted Common stock issued to a related party for
  managerial services                                          150,000          15           0         485            0         500
                                                                                                                          ---------

Restricted Common stock issued for legal services              150,000   $      15   $       0   $     485    $       0    $     500



                 The accompanying notes are an integral part of
                          these financial statements.

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

      STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT) (UNAUDITED)
                                   (C0NTINUE)

                                                                                                          DEFICIT
                                                                                                          ACCUMULATED
                                                                                             ADDITIONAL   DURING THE
                                                              COMMON STOCK                   PAID-IN      DEVELOPMENT
                                                        SHARES        AMOUNT    WARRANTS     CAPITAL      STAGE         TOTAL
                                                        ------        ------    --------     -------      -----         -----
Restricted common stock issued to related party           15,000   $        2   $        0   $      498   $        0    $      500

Common stock issued to third parties                   1,590,000          158            0       52,481            0        53,000

Restricted Common stock issued to related
  parties in connection with the acquisition of
  i-Auctiontech.com, Inc.                              2,000,000          200            0        1,800            0         2,000

Restricted Common Stock issued to Quentin Road
  Productions, Inc. (a related party) pursuant to a
  one for one stock exchange agreement dated
  December 1, 1999 for 1,500,000 common shares
  of Wealthhound, Inc. (a related party                1,500,000          150            0        1,350            0         1,500

Deficit accumulated during the development stage
 for the year ended December 31, 1999                          0            0            0            0     (492,334)     (492,334)
                                                      ----------        -----            -       ------     --------      --------
Balance, December 31, 1999                            16,580,000        1,657            0       85,643     (513,192)     (425,892)

Restricted Common stock issued for consulting
  managerial services                                    795,000           80            0      357,670            0       357,750

Restricted Common stock issued in
  connection with a settlement agreement with
  onlinefood.com, Inc.                                   300,000           30            0       19,470            0        19,500

Restricted Common stock issued in exchange
  for notes payable                                    6,281,628   $      628   $        0   $  407,678   $        0    $  408,306



         The accompanying notes are an integral part of these financial statements.

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

      STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT) (UNAUDITED)
                                   (C0NTINUE)

                                                                                                          DEFICIT
                                                                                                          ACCUMULATED
                                                                                             ADDITIONAL   DURING THE
                                                              COMMON STOCK                   PAID-IN      DEVELOPMENT
                                                        SHARES        AMOUNT    WARRANTS     CAPITAL      STAGE         TOTAL
                                                        ------        ------    --------     -------      -----         -----
Restricted Common stock issued in exchange
  for office expense-related party                 369,231   $        37   $         0   $    23,963    $         0    $    24,000

Warrants issued in connection with notes                 0             0        83,972             0              0         83,972

Common stock issued for services                    20,000             2             0        12,998              0         13,000

Deficit accumulated during the development

  stage for the year ended December 31, 2000             0             0             0             0       (665,221)      (665,221)
                                                ----------   -----------   -----------   --------- ----------------    -----------

Balance, December 31, 2000                      24,345,859         2,434        83,972       907,422     (1,178,413)      (184,585)

Deficit accumulated during the development
  stage for the three months ended
  March 31, 2001                                         0             0             0             0       (150,925)      (150,925)
                                                ----------   -----------   -----------   --------- ----------------    -----------
                                                24,345,859   $     2,434   $    83,972   $ 907,422 $     (1,329,338)   $  (335,510)
                                                ==========   ===========   ===========   ========= ================    ===========

         The accompanying notes are an integral part of these financial statements.

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

                                                     (Unaudited)              (Unaudited)
                                                  Three months ended         For the period
                                                       March 31              From May 5, 1997
                                                 2001          2000       (Inception) to 3/31/01
                                                 ----          ----       ----------------------
OPERATING ACTIVITIES:
Deficit accumulated during the
  development stage                          $  (150,925)   $  (200,439)   $(1,329,338)
Adjustments to reconcile net loss to
  net cash used by operations:
Payments of notes through issuance of
  common stock                                         0              0        408,306
Warrants issued in connection with
  promissory notes                                     0              0         83,972
Common stock issued for services                       0              0         13,000
Common stock issued for settlement fees                0              0         19,500
Common stock issued for legal services                 0            500
Common stock issued for consulting                     0              0        377,250
Common stock issued for reimbursement
  of office expense                                    0              0         24,000
(Increase) decrease in prepaid expenses           (2,500)         5,000         (2,500)
(Increase) decrease in interest receivable             0            713              0
Increase (decrease) in accrued interest
  expense                                          1,626          4,603          2,697
Increase (decrease) in accounts payable           26,496         13,526         83,446
Increase (decrease) in payroll taxes
  payable                                          2,761          5,270         18,037
Increase (decrease) in accrued expenses              307         29,500         17,268
Increase (decrease) in organization cost               0          3,645              0
                                             -----------    -----------    -----------

Net cash used by operating activities           (122,235)      (138,182)      (283,862)

INVESTING ACTIVITIES:

Investments in subsidiaries                        2,600              0              0
Investments                                            0        (50,000)         3,500
Note receivable-related party                          0         37,500              0
Purchase of property, plant and equipment              0         (6,367)             0
                                             -----------    -----------    -----------
Net cash used for investing activities             2,600        (18,867)         3,500

FINANCING ACTIVITIES:

Proceeds from sale of common stock                     0              0         63,800
Proceeds from shareholders' loan                       0           (700)             0
Proceeds from notes payable                       32,900         30,000         50,500
Cancellation of indebtedness income                    0              0              0
Increase in Inter-company receivable -
  I-Auction Tech.com, Inc.                             0              0              0
Due from affiliates                              (15,000)          (150)           (70)
Due to affiliates                                103,289         (3,766)        48,213
Note payable for domain name                           0        120,000        120,000
Increase in lease payable                              0          6,193              0
                                             -----------    -----------    -----------
Net cash provided by financing activities        121,189        151,577        282,443

INCREASE (DECREASE) IN CASH                        1,554         (5,472)         2,081
                                             -----------    -----------    -----------
CASH, BEGINNING OF PERIOD                            527         16,384              0
                                             -----------    -----------    -----------
CASH, END OF PERIOD                          $     2,081    $    10,912    $     2,081
                                             ===========    ===========    ===========

          The accompanying notes are an integral part of the financial statements.

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

For the cumulative period May 5, 1997 (inception) to March 31, 2001 the Company paid $22,561.

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

During the year ended December 31, 1999, the Company issued 2,000,000 shares of common stock in connection with a common stock share and exchange agreement dated December 1, 1999 with i-AuctionTech.com, Inc. The exchange was valued at $2,000 (see note 12).

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

On January 19, 2001, the Company issued an agreement and plan of distribution ("spin-off") with its subsidiaries and investment in WealthHound.com, Inc. Upon spin-off, the shareholders of Incubator received the following amounts of shares for each share of Incubators' common stock

 .7810 shares of I-Teleco.com, Inc. for each share of I-Incubator.com, Inc.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PROPERTY AND EQUIPMENT/DEPRECIATION

Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method. Total depreciation for the three months ended March 31, 2001, and the year ended December 31, 2000 was $0 and $2,029, respectively.

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

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from May 5, 1997 (inception) to March 31, 2001 amounted to $1,329,338. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

5.   OTHER ASSETS

On December 8, 1999 the Company entered into an agreement with Quentin Road Productions, Inc. ("Quentin"), a related company, for the exchange of 1,500,000 restricted common shares of WealthHound that were owned by Quentin for 1,500,000 restricted common shares of the Company's common shares. The shares acquired in the exchange represent an approximate 3% interest in WealthHound (see note 12). The company is carried the investment on the cost method. Management estimated the value of this transaction by using available market information and applying discounts that account for the restricted nature of the shares, lack of marketability and its low trading volume. However, considerable judgment is required to interpret market data in developing fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

On January 19, 2001, the Company issued an agreement and plan of distribution ("spin-off') with its investment in WealthHound.com, Inc. Shareholder of the Company received 1.5 shares of WealthHound.com, Inc. for each share of Incubator.

6.  DEFERRED INCOME TAXES

As of March 31, 2001 and December 31, 2000, the Company has a carry-forward loss for income tax purposes of $1,329,338 and $1,178,413 that may be offset against future taxable income. As of December 31, 2000, the Company incurred $338,581 of expenses for the purchases of various domain names from related parties. Pursuant to Internal Revenue Code 267(a)(2) these expenses may not be deducted by the Company until the related parties recognize the income and accordingly, have not been included in the carry-forward loss. The carry-forward loss expires at various years through 2019. Due to the uncertainty regarding the success of future operations, management has not recognized any future income tax benefits that may arise from the utilization of the loss carry-forward.

                                           March 31, 2001       December 31, 2000
                                           --------------       -----------------
Deferred tax assets arising
  from net operating losses                $    525,089            $    465,473
Less:  Valuation allowance                     (525,089)               (465,473)
                                               --------                --------
Net Deferred Tax Assets                    $          0            $          0
                                               --------                --------

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses as of March 31, 2001 and December 31, 2000 are as follows:

                                              March 31, 2000       December 31, 2000
                                              --------------       -----------------
Accounts payable                               $    101,483          $     72,226
Accrued expense                                      17,268                16,961
Accrued interest                                      2,697                 1,071
                                               ------------          ------------

Total accounts payable and accrued expenses    $    121,448          $     90,257
                                               ============          ============

8.   NOTES PAYABLE

On December 7, 1999 the Company issued a non-interest bearing note to Rebecca Brock, a related party, in connection with the acquisition of a domain name, value at $120,000. These notes have been discounted based on an imputed interest rate of 10% and is currently in default.

On December 28, 1999 the Company issued non-interest bearing note to Michael D. Farkas, a related party, in connection with the acquisition of domain names. $10,000 due monthly for 24 months. The note has been discounted based on an imputed interest rate of 10%. This note was cancelled pursuant to an agreement dated September 1, 2000 (see note 13)

As of March 31, 2001 and December 31, 2000, notes payable consist of twenty-three and thirteen individual notes, respectively. These notes are short-term borrowings with maturities of less than one year with interest rate of 12% per annum.

As of March 31, 2001 and December 31, 2000, notes payable to related party totaled $50,500 and $32,600 (with an interest rate of 12% per annum), respectively.

9.   DUE FROM/TO AFFILIACTES

The Company and its affiliates have from time to time, made advances and/or made payments on behalf its subsidiaries. These advances are non-interest bearing and are due on demand. As of March 31, 2001 and December 31, 2000 due from affiliates totaled $70 and $103,359, respectively. As of March 31, 2001 and December 31, 2000 due to affiliate totaled $33,213 and $48,213, respectively. On January 19, 2001, the Company issued an agreement and plan of distribution (spin-off) with I-Teleco.com, Inc. ("Teleco"), a wholly subsidiary of Incubator. As a result of this agreement the Company cancelled debt owed from Teleco of $102,365.

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

11.  PAYROLL TAXES

As of March 31, 2001 and December 31, 2000 the Company has incurred payroll tax liabilities of totaling $18,037 and $15,276, respectively. The Company is currently delinquent with both its federal and state payroll tax obligations.

12.  COMMITMENTS AND CONTINGENCIES

On November 24, 1999 the Company agreed to engage Kulat Communications, Inc., ("Kulat") on a month-to-month basis. Kulat provides public relations consultation and various marketing programs. Through March 31, 2001 the Company has incurred fees of approximately $13,000 in connection with this arrangement. On October 17, 2000 the Company issued 15,000 restricted and 5,000 free trading shares of the Company's common stock in satisfaction of the $13,000 liability. Concurrently, the Company terminated its agreement with Kulat.

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

15.  WARRANTS

During the year ended December 31, 2000 the Company issued 290,930 warrants in connection with promissory notes issued. The warrants exercise price and date of expiration are as follows:

                                                    WARRANT TO    PRICE PER
DATE                DESCRIPTION                     SUBSCRIBE     SHARE            EXPIRES
----                -----------                     ---------     -----            -------
02/02/00            Titan Corporation Ltd.           8,000        $2.50/Share     02/02/02
03/24/00            Romano Limited                  120,00        $2.00/Share     03/24/02
04/05/00            Romano Limited                  80,000        $2.00/Share     04/05/02
04/05/00            Titan Corporation Ltd.          15,380        $1.25/Share     04/05/02
04/15/00            Titan Corporation Ltd.          35,550        $0.5625/Share   04/15/02
05/01/00            Atlas Equity Group, Inc.        32,000        $0.50/Share     05/01/02
                                                   -------
                    Total warrants issued          290,930

The notes payables were issued with detachable warrants. The warrants were calculated using the Black Scholes Method using an 80% volatility, risk free interest rate of 6%, a dividend yield of 0%, and a weighted average expected life of two years.

No warrants have been exercised as of March 31, 2001. The warrants have not been included in the computation of earnings per share. SFAS No. 128 "Earnings Per Share" contemplates a complete conversion to common shares of all convertible instruments, only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred net losses for all periods, warrants have not been included in the weighted average computation of common shares outstanding (see note 1 - Net Loss Per Share).

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

16.  RELATED PARTY TRANSACTIONS

In January 1999, the Company agreed to reimburse Atlas $1,000 per month (on a month- to-month basis) for operating and administrative expenses. On November 30, 1999 the Company agreed to increase the reimbursements to $6,000 per month, commencing December 1999. On August 29, 2000 this agreement was cancelled and the total amount accrued of $24,000 was converted into 369,231 restricted shares of the Company's common stock. On January 1, 2001 the Company reached a new agreement with Atlas totaling $2,500 per month for office rent and administrative services.

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

                             I-INCUBATOR.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

Between December 1999 and March 2001, the Company issued to Atlas Equity Group, Inc. ("Atlas") twenty-eight promissory notes aggregating $117,500. The promissory notes bear interest of 12% per annum and were due and payable on dates ranging from June 2000 to June 2001. As of March 31, 2001, notes of $49,000 remained payable. Atlas is a majority shareholder of the company. In addition, in May 2000 the Company issued to Atlas a warrant to purchase 32,000 shares of its common stock. The warrants were valued at $5,725 and were recorded as a discount on notes payable.

Between November 1999 and December 2000, the Company issued to The Farkas Group two promissory notes aggregating $3,300. The promissory notes bear interest of 12% per annum and were due and payable on dates ranging from December 2000 to June 2001. As of March 31, 2001, notes of $3,300 are outstanding. The Farkas Group is owned by Michael Farkas who is a director of the company.

On December 11, 2000, the Company issued to I-Realtyauction.com, Inc. a promissory note for $15,000. The promissory note bears interest of 12% per annum and is due and payable on June 10, 2001. The majority of the shares are indirectly owned by Michael Farkas.

17.  SUBSEQUENT EVENTS

On April 18, 2001, the Company issued a promissory note to Atlas Equity Group, Inc., a related party in which Michael D. Farkas is a beneficial owner, for $5,000 at a rate of 12% per annum. The promissory note principal and interest are due and payable on July 17, 2001.

On April 30, 2001 the Company entered into a non-binding letter of intent with Cell Power, Inc. ("Cell Power"). Under the terms of the letter of intent the Company will acquire all the issued and outstanding shares of capital stock of Cell Power, in exchange for 9,500,000 shares, post reverse split of 1-32.1, of its common stock. Upon closing of the transaction, the shareholders of Cell Power will own 9,500,000 restricted shares of Cell Power common stock and the shareholders of the Company will own 759,250 shares of Cell Power common stock. Atlas Capital Services, Inc., an entity a majority of which si woned indirectly by Michael Farkas, will own 80,000 shares of Cell Power common stock. In connection with the transaction, Cell Power shall pay $500,000 to be used to retire certain debt of the Company and to pay a fee yet to be determined to Atlas Capital Services, Inc. In the event Cell Power cancels the transaction after the reverse split has been executed or fails to complete the transaction within 60 days of the execution of the reverse split, Cell Power shall pay the Company a cancellation fee of $150,000.

The non-binding letter of intent is subject to negotiation asnd execution of a definitive acquisition agreement. If the terms and conditions of the non-binding letter of intent is not finalized and executed prior to the expiration of thirty (30) days from April 30, 2001, the letter of intent shall expire and terminate. Accordingly, there can be no assurance that this transaction will take place on the terms set forth above, or at all.
                                      -22-

Item 2. Management's Discussion and Analysis

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

PERIOD FROM MAY 5, 1997 (INCEPTION) THROUGH MARCH 31, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to $1,329,338, primarily consisting of professional fees ($190,897), consulting fee ($384,910), salary ($132,942), office general ($75,867) and the expense in retaining their domain names ($338,581).

The expenses incurred are in connection with the formation of the company, the beginning stages of developing operations, and fee relating to the company's annual and quarterly filing.

QUARTER ENDED MARCH 31, 2001 AND MARCH 31, 2000

Development stage expenses during the quarter ended March 31, 2001 were $150,925 as compared to $200,439 for the quarter ended March 31, 2000.

Expenses for the quarter ended March 31, 2001 were primarily professional fees ($18,159), office General expense ($7,500), salary ($9,208) along with the cancellation of debt from our subsidiary as a result of the spin-off ($102,365).

Expenses for the quarter ended March 31, 2000 were primarily professional fees ($34,371), office general expense ($20,889), salary ($37,230), and interest ($13,580).

YEAR ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999 s. s.

Development stage expenses during the year ended December 31, 2000 were $665,221 as compared to $492,334 for the period ended December 31, 1999.

-----------------------------------------------------

Expenses for the year ended December 31, 2000 were primarily professional fees ($109,198) in connection with quarterly regulatory filings, consulting fees in connection with services rendered to the Company ($361,750), office general ($48,959), and salary ($79,394).

The company also incurred losses due to a bad loan ($55,620), investment in I-auctiontech.com ($52,000) and a settlement fee for termination of a stock purchase agreement with Onlinefood.Com, Inc.($19,500). Also, the Company's debt to Michael D. Farkas relating to the purchase of the subsidiaries of Incubators' domain names and was canceled due to the assumption of its subsidiaries for their own domain names ($235,132).

Expenses for the year ended December 31, 1999 were primarily professional fees ($55,370), the purchase of their subsidiaries and own domain names ($338,581), and salary ($43,019). These expenses are in connection with costs incurred with the formation and annual regulatory filings of the Company.

Liquidity and Capital Resources
-------------------------------

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

For the three months ended March 31, 2001, we incurred a net loss of $150,925. Our accumulated deficit since inception is $1,329,338. Such accumulated losses have resulted primarily from professional fees, consulting fees, salary, interest and cancellation of debt as a result of the spin-off.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security
        Holders.

On January 19, 2001, a majority of the shareholders of the registrant executed a resolution authorizing the spin-off and distribution of its shares of its Subsidiaries to its shareholders with a record date of February 13, 2001 and a payable date of February 23, 2001 pursuant to the Plans of Spin Off dated January 19, 2001:

1. i-RealtyAuction.com, Inc.-5,000,000 shares at the rate of .1439 i-Realty shares for each i-Incubator share owned; 2. i-Teleco.com, Inc.-19,000,000 shares at the rate of .7810 i-Teleco shares for each i-Incubator share owned; 3. i-AntiqueAuction.com, Inc.-10,000,000 shares at the rate of .4111 i-Antique shares for each i-Incubator share owned; 4. i-Aerobids.com, Inc.-10,000,000 shares at the rate of .4111 i-Aerobids shares for each i-Incubator share owned; and

5.i-CarAuction.com, Inc.-10,000,000 shares at the rate of .4111 i-Car shares for each i-Incubator share owned;

On January 19, 2001, a majority of the shareholders of the registrant executed a resolution authorizing the distribution of its 1,500,000 Wealthhound.com, Inc. shares to its shareholders of record with a record date of February 13, 2001 and a payable date of February 23, 2001 at the rate of .062 Wealthhound shares for each i-Incubator share owned.

No shareholders meeting was held and an information statement was distributed in connection with resolutions.

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 15, 2001.

                             I-Incubator.com, Inc.
                             (Registrant)

Date: May 15, 2001           /s/ Jamee Kalimi
                             --------------------------
                                 Jamee Kalimi
                                 Chairman, Chief
                                 Executive Officer,
                                 President, Secretary
                                 and Treasurer