Form 10QSB
period 2001-06-30
I INCUBATOR COM INC
filed 2001-08-20
CIK 1044693

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                   Yes          No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2001 the Company had 24,345,859 shares of Common Stock outstanding, $0.0001 par value.

                          Index to Financial Statements
                            i-Incubator.com, Inc.

Balance sheets                                            2

Statements of operations                                  3-4

Statements of stockholders' equity (deficit)              5-7

Statements of cash flows                                  8-9

Notes to financial statement                             10-22

Item 2.  Management's Discussion and
Analysis of Financial Condition and
Results of Operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information

Item 6. Exhibits and Reports of Form 8-K.

Signatures


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1998 and 1999. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended
June 30 , 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. The financial statements are presented on the accrual basis.

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2001 AND AS OF DECEMBER 31,
2000 AND FOR THE SIX MONTHS ENDED JUNE 30,
2001 AND 2000 AND FOR THE PERIOD MAY 5, 1997
(DATE OF INCEPTION) THROUGH JUNE 30, 2001

I-INCUBATOR.COM, INC.

(A Development Stage Entity)

TABLE OF CONTENTS

------------------------------------------------------------------------------

FINANCIAL STATEMENTS AS OF JUNE 30, 2001 AND AS OF DECEMBER 31, 2000 AND FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND FOR THE PERIOD MAY 5, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2001

Balance sheets                                            2

Statements of operations                                  3-4

Statements of stockholders' equity (deficit)              5-7

Statements of cash flows                                  8-9

Notes to financial statement                             10-22


I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
------------------------------------------------------------------------------

ASSETS                                                           (UNAUDITED)
                                                                JUNE 30, 2001           DECEMBER 31, 2000
                                                                -------------           -----------------
CURRENT ASSETS:
      Cash                                                                $ 250                     $ 527
      Prepaid expenses                                                        0                         0
                                                              ------------------        ------------------

      Total current assets                                                  250                       527

INVESTMENT IN UNCONSOLIDATED AFFILIATED COMPANIES                             0                     2,600

DUE FROM AFFILIATES                                                          70                   103,359
                                                              ------------------        ------------------

TOTAL ASSETS                                                              $ 320                 $ 106,486
                                                              ==================        ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable and accrued expenses                           $ 143,502                  $ 90,258
      Notes payable - related parties                                    74,000                    32,600
      Due to affiliate                                                   33,212                    48,213
      Non-interest bearing related party note payable, net
      of unamortized discount                                           120,000                   120,000
                                                              ------------------        ------------------
      Total current liabilities                                         370,714                   291,071

STOCKHOLDERS' EQUITY:

      Common Stock, par value $.0001 per share; 50,000,000
        shares authorized; 24,345,859 shares issued and
        Outstanding at June 30, 2001 & December 31, 2000                  2,434                     2,434
      Additional paid-in capital                                        907,422                   907,422
      Warrants                                                           83,972                    83,972
      Deficit accumulated during the development stage               (1,364,222)               (1,178,413)
                                                              ------------------        ------------------

        Total stockholders' equity                                     (370,394)                 (184,585)
                                                              ------------------        ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 320                 $ 106,486
                                                              ==================        ==================

   The accompanying notes are an integral part of these financial statements.

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                                                              (UNAUDITED)
                                              (UNAUDITED)                           (UNAUDITED)             FOR THE PERIOD
                                           SIX MONTHS ENDED                      THREE MONTHS ENDED         MAY 5, 1997
                                                JUNE 30,                                JUNE 30,           (DATE OF INCEPTION) TO
                                       2001                 2000                2001             2000         JUNE 30, 2001
                                       ----                 ----                ----             ----         -------------
DEVELOPMENT STAGE REVENUES            $          0     $           0          $     0         $       0          $        0
                                      ------------     -------------          -------         ---------          ----------
DEVELOPMENT STAGE EXPENSES:
      Bank charges                             107               411               45                77                 631
      Business promotion                     2,050             7,737                0             4,966              25,130
      Corporate fees                           769             7,916              169             4,952               6,095
      Consulting fees                            0           446,636                0           364,390             384,910
      Depreciation                               0               658                0               438               2,029
      Domain name                                0                 0                0                 0             338,581
      Dues and subscriptions                     0             1,450                0             1,275                 297
      Office general                        14,000            45,737            6,500            24,859              82,367
      On-line services                         210                 0              105                 0                 560
      Printing                               1,729             2,093                0             2,006               4,395
      Postage and Delivery                     240             1,068               79               522               2,953
      Professional fees                     34,401            48,802           16,242            25,081             207,139
      Payroll taxes                          1,370            10,332              470             3,960              12,763
      Salary                                15,346           109,713            6,138            38,860             139,080
      Seminars and conferences                   0                 0                0                 0               4,320
      Shareholder related service            3,112             5,170              444             1,316              12,569
      Telephone                                363             2,946              200               311               2,661
      Travel                                   280             8,455                0               383               1,432
      Transfer agent fee                     3,085             3,165            2,335             3,435              13,497
                                           -------          --------          -------          --------          ----------

TOTAL DEVELOPMENT STAGE EXPENSES           $77,062          $702,289          $32,727          $476,831          $1,241,409
                                           -------          --------          -------          --------          ----------

   The accompanying notes are an integral part of these financial statements.

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

                                                                                                                (UNAUDITED)
                                                  (UNAUDITED)                    (UNAUDITED)                 FOR THE PERIOD
                                               SIX MONTHS ENDED                THREE MONTHS ENDED               MAY 5, 1997
                                                   JUNE 30,                         JUNE 30,              (DATE OF INCEPTION) TO
                                           2001              2000             2001            2000            JUNE 30, 2001
                                           ----              ----             ----            ----            -------------
TOTAL DEVELOPMENT STAGE EXPENSES        $  77,062         $ 702,289         $ 32,727         $ 476,831         $ 1,241,409
                                        ---------         ---------         --------         ---------         -----------

LOSS FROM OPERATIONS                    $ (77,062)        $ (702,289)       $(32,727)        $ (476,831)       $(1,241,409)

OTHER INCOME (EXPENSES):
Bad debt                                        0                 0                0                 0             (55,620)
Cancellation of debt                            0                 0                0                 0             235,132
Interest income                                 0               378                0                 0               1,091
Gain on disposition of equipment                0                 0                0                 0               1,065
Loss on investment in subsidiary           (2,600)          (50,000)               0           (50,000)            (54,600)
Other income                                    0                 0                0                 0                 177
Settlement fees                                 0                 0                0                 0             (19,500)
Interest expense                           (3,782)          (27,207)          (2,157)          (14,290)           (128,193)
Cancellation of loan receivable          (102,365)                0                0                 0            (102,365)
                                        ---------         ---------         --------         ---------         -----------

TOTAL OTHER INCOME (EXPENSES)            (108,747)          (76,829)          (2,157)          (64,290)           (122,813)
                                        ---------         ---------         --------         ---------         -----------

NET LOSS                                $(185,809)        $(779,118)        $(34,884)        $(541,121)        $(1,364,222)
                                        =========         =========         ========         =========         ===========
LOSS PER COMMON SHARE

Basic & Diluted                         $   (0.01)        $   (0.04)        $  (0.00)        $   (0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING              24,345,859        19,325,347       24,345,859        19,325,347

   The accompanying notes are an integral part of these financial statements.

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)(UNAUDITED)
-------------------------------------------------------------------------------

                                                                                                       DEFICIT
                                                                                                       ACCUMULATED
                                                                                           ADDITIONAL  DURING THE
                                                                 COMMON STOCK              PAID-IN     DEVELOPMENT
                                                                SHARES   AMOUNT  WARRANTS  CAPITAL     STAGE        TOTAL
                                                                ------   ------  --------  -------     -----        -----
Balance, May 5, 1997 (date of inception)                              0   $   0   $ 0   $       0    $       0    $       0

Restricted Common Stock issued to related parties for
consulting fees                                                 300,000      30     0       3,970            0        4,000

Restricted Common Stock issued to related parties             1,125,000     112     0      14,888            0       15,000

Common Stock issued to third parties                            750,000      75     0       9,925            0       10,000

Deficit accumulated during the development stage for the
  period May 5, 1997 (inception) through December 31, 1997            0       0     0           0       (9,747)      (9,747)

Balance, December 31, 1997                                    2,175,000     217     0      28,783       (9,747)      19,253

Deficit accumulated during the development stage for the
  year ended December 31, 1998                                        0       0     0           0      (11,111)     (11,111)

Balance, December 31, 1998                                    2,175,000     217     0      28,783      (20,858)       8,142

Restricted Common Stock issued to related parties -
  private offering                                            9,000,000     900     0        (600)           0          300

Restricted Common stock issued to a related party for
managerial services                                             150,000      15     0         485            0          500

Restricted Common stock issued for legal services               150,000    $ 15    $0    $    485     $      0     $    500

   The accompanying notes are an integral part of these financial statements.

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)(UNAUDITED)
CONTINUED
-------------------------------------------------------------------------------

                                                                                                       DEFICIT
                                                                                                       ACCUMULATED
                                                                                           ADDITIONAL  DURING THE
                                                                 COMMON STOCK              PAID-IN     DEVELOPMENT
                                                                SHARES   AMOUNT  WARRANTS  CAPITAL     STAGE        TOTAL
                                                                ------   ------  --------  -------     -----        -----
Restricted common stock issued to related party                 15,000    $    2    $0    $    498    $       0     $     500

Common stock issued to third parties                         1,590,000       158     0      52,842            0        53,000

Restricted Common stock issued to related
 parties in connection with the acquisition of
 i-Auction.com, Inc.                                         2,000,000       200     0       1,800            0         2,000

Restricted Common Stock issued to Quentin Road
 Productions, Inc.  (a related party) pursuant to a
 one for one stock exchange agreement dated
 December 1, 1999 for 1,500,000 common shares
 of Wealthhound, Inc. (a related party)                      1,500,000       150     0       1,350            0         1,500

Deficit accumulated during the development stage for the
 year ended December 31, 1999                                        0         0     0           0     (492,334)     (492,334)
                                                            ----------    ------    --    --------    ---------     ---------

Balance, December 31, 1999                                  16,580,000     1,657     0      85,643     (513,192)     (425,892)

Restricted Common stock issued for consulting
 managerial services                                           795,000        80     0     357,670            0       357,750

Restricted Common stock issued in
 connection with a settlement agreement with
 onlinefood.com, Inc.                                          300,000        30     0      19,470            0        19,500

Restricted Common stock issued in exchange
  for notes payable                                          6,281,628    $  628    $0    $407,678    $       0     $ 408,306

   The accompanying notes are an integral part of these financial statements.

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)(UNAUDITED)
CONTINUED
-------------------------------------------------------------------------------

                                                                                                    DEFICIT
                                                                                                    ACCUMULATED
                                                                                       ADDITIONAL   DURING THE
                                                       COMMON STOCK                    PAID-IN      DEVELOPMENT
                                                    SHARES      AMOUNT    WARRANTS     CAPITAL      STAGE        TOTAL
                                                    ------      ------    --------     -------      -----        -----
Restricted Common stock issued in exchange
  for office expense-related party                   369,231    $   37    $     0    $ 23,963        $     0      $ 24,000

Warrants issued in connection with notes                   0         0     83,972           0              0        83,972

Common stock issued for services                      20,000         2          0      12,998              0        13,000

Deficit accumulated during the development
  stage for the year ended December 31, 2000               0         0          0           0       (665,221)     (665,221)
                                                  ----------    ------    -------    --------    -----------     ---------

Balance, December 31, 2000                        24,345,859     2,434     83,972     907,422     (1,178,413)     (184,585)

Deficit accumulated during the development
  stage for the six months ended June 30, 2001             0         0          0           0       (185,809)     (185,809)
                                                  ----------    ------    -------    --------    -----------     ---------

Balance, June 30, 2001                            24,345,859    $2,434    $83,972    $907,422    $(1,364,222)    $(370,394)
                                                  ==========    ======    =======    ========    ===========     =========

   The accompanying notes are an integral part of these financial statements.

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                                                                                 (UNAUDITED)
                                                                         (UNAUDITED)                         FOR THE PERIOD
                                                                     FOR SIX MONTHS ENDED                      MAY 5, 1997
                                                                            JUNE 30,                      (DATE OF INCEPTION) TO
                                                                           --------
                                                               2001                       2000                  JUNE 30, 2001
                                                        -------------------        -------------------        -------------------
OPERATING ACTIVITIES:
Deficit accumulated during the development stage                $ (185,809)                $ (779,118)              $ (1,364,222)

Adjustments to reconcile net loss to net cash used by operations:

Depreciation & amortization                                              0                      6,636                          0
Payments of notes through issuance of
  common stock                                                           0                          0                    408,306
Warrants issued in connection with
  promissory notes                                                       0                          0                     83,972
Common stock issued for services                                         0                          0                     13,000
Common stock issued for settlement fees                                  0                          0                     19,500
Common stock issued for legal services                                   0                          0                        500
Common stock issued for consulting                                       0                    357,750                    377,750
Common stock issued for reimbursement
  of office expense                                                      0                          0                     24,000

Changes in assets and liabilities:
Increase (decrease) in cash overdraft                                    0                      2,330                          0
(Increase) decrease in prepaid expenses                                  0                      5,000                          0
(Increase) decrease in interest receivable                               0                        713                          0
Increase (decrease) in accounts payable &
accrued expenses                                                    53,244                    112,872                    143,502
(Increase) decrease in note receivable - related party              41,400                     37,500                     41,400
                                                        -------------------        -------------------        -------------------
          Net cash used by operating activities                    (91,165)                  (256,317)                  (252,292)
                                                        -------------------        -------------------        -------------------
INVESTING ACTIVITIES:
Investments in subsidiaries                                          2,600                          0                          0
Investments                                                              0                          0                      3,500
Purchase of property, plant and equipment                                0                     (6,587)                         0
                                                        -------------------        -------------------        -------------------
          Net cash used for investing activities                     2,600                     (6,587)                     3,500
                                                        -------------------        -------------------        -------------------
FINANCING ACTIVITIES:
Proceeds from sale of common stock                                       0                          0                     63,300
Proceeds from shareholders' loan                                         0                       (700)                    48,213
Proceeds from notes payable                                              0                    242,000                     32,600
Due from affiliates                                                103,289                       (150)                       (70)
Due to affiliates                                                  (15,001)                         0                    (15,001)
Note payable for domain name                                             0                          0                    120,000
Increase in lease payable                                                0                      5,370                          0
                                                        -------------------        -------------------        -------------------

          Net cash provided by financing activities                 88,288                    246,520                    249,042
                                                        -------------------        -------------------        -------------------

INCREASE (DECREASE) IN CASH                                         $ (277)                 $ (16,384)                     $ 250
                                                        -------------------        -------------------        -------------------

CASH, BEGINNING OF PERIOD                                            $ 527                   $ 16,384          $               0
                                                        ===================        ===================        ===================

CASH, END OF PERIOD                                                  $ 250          $               0          $            250
                                                        ===================        ===================        ===================

   The accompanying notes are an integral part of these financial statements.

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

For the cumulative period May 5, 1997 (date of inception) to June 30, 2001 the Company paid $22,561 in interest.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company entered into the following non-cash transactions:

During the period May 5, 1997 (date of inception) through December 31, 1998 the Company issued 300,000 shares of common stock in consideration for management services provided by the then acting President of the Company, James Lee. This transaction was valued at $4,000 (see note 12).

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

During the quarter ended June 30, 2000, the Company issued 795,000 shares of restricted common stock in consideration for consulting and management services. These shares were valued at $0.45 per share. Total value of shares issued was $357,750 (see note 12).

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

I-INCUBATOR.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------


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

I-INCUBATOR.COM, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

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

I-INCUBATOR.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

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

PROPERTY AND EQUIPMENT/DEPRECIATION

Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method. Total depreciation for the six months ended June 30, 2001, and the year ended December 31, 2000 was $0 and $2,029, respectively.

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

STOCK COMPENSATION

Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the Company to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

I-INCUBATOR.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

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

3.RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and inter company derivatives. The company does not curretnly hold derivative instruments or engage in hedging activities. The requirements of SFAS 138 do not have a material effect on our consolidated financial statements and related disclosures.

I-INCUBATOR.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------


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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from May 5, 1997 (date of inception) to June 30, 2001 amounted to $1,364,222. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

5.       OTHER ASSETS

On December 8, 1999 the Company entered into an agreement with Quentin Road Productions, Inc. ("Quentin"), a related company, for the exchange of 1,500,000 restricted common shares of WealthHound that were owned by Quentin for 1,500,000 restricted common shares of the Company's common shares. The shares acquired in the exchange represent an approximate 3% interest in WealthHound (see note 12). The company carried the investment on the cost method. Management estimated the value of this transaction by using available market information and applying discounts that account for the restricted nature of the shares, lack of marketability and its low trading volume. However, considerable judgment is required to interpret market data in developing fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

On January 19, 2001, the Company issued an agreement and plan of distribution ("spin-off') with its investment in WealthHound.com, Inc. Shareholder of the Company received 1.5 shares of WealthHound.com, Inc. for each share of Incubator.

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------


6.       DEFERRED INCOME TAXES

As of June 30, 2001 and December 31, 2000, the Company has a carry-forward loss for income tax purposes of $1,364,222 and $1,178,413 that may be offset against future taxable income. As of December 31, 2000, the Company incurred $338,581 of expenses for the purchases of various domain names from related parties. Pursuant to Internal Revenue Code 267(a)(2) these expenses may not be deducted by the Company until the related parties recognize the income and accordingly, have not been included in the carry-forward loss. The carry-forward loss expires at various years through 2019. Due to the uncertainty regarding the success of future operations, management has not recognized any future income tax benefits that may arise from the utilization of the loss carry-forward.

                                           June 30, 2001        December 31, 2000
                                           -------------        -----------------
Deferred tax assets arising
  from net operating losses                     $538,868         $  465,473

Less:  Valuation allowance                      (538,868)          (465,473)
                                                --------           --------

Net Deferred Tax Assets                         $      0         $        0
                                                --------           --------

7.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses as of June 30, 2001 and December 31, 2000 are as follows:

                                                           June 30, 2001        December 31, 2000
                                                           -------------        -----------------
Accounts payable                                            $     135,082             $   72,226

Accrued expense                                                     3,567                 16,961
Accrued interest                                                    4,853                  1,071
                                                            -------------             ----------

Total accounts payable and accrued expenses                 $     143,502             $   90,258

I-INCUBATOR.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------

8.       NOTES PAYABLE

On December 7, 1999 the Company issued a non-interest bearing note to Rebecca Brock, a related party, in connection with the acquisition of a domain name, value at $120,000. These notes have been discounted based on an imputed interest rate of 10% and is currently in default.

On December 28, 1999 the Company issued a non-interest bearing note to Michael
D. Farkas, a related party, in connection with the acquisition of domain names. $10,000 due monthly for 24 months. The note has been discounted based on an imputed interest rate of 10%. This note was cancelled pursuant to an agreement dated September 1, 2000 (see note 13)

As of June 30, 2001 and December 31, 2000, notes payable consist of thirty and thirteen individual notes aggregating a total of $74,000 and $32,600, respectively. These notes are short-term borrowings with maturities of less than one year with interest rate of 12% per annum.

9.       DUE FROM/TO AFFILIATES

The Company and its affiliates have from time to time, made advances and/or made payments on behalf its subsidiaries. These advances are non-interest bearing and are due on demand. As of June 30, 2001 and December 31, 2000 due from affiliates totaled $70 and $103,359, respectively. As of June 30, 2001 and December 31, 2000 due to affiliate totaled $33,212 and $48,213, respectively. On January 19, 2001, the Company issued an agreement and plan of distribution (spin-off) with I-Teleco.com, Inc. ("Teleco"), a wholly subsidiary of Incubator. As a result of this agreement the Company cancelled debt owed from Teleco of $102,365.

10.      CAPITAL LEASE NOTE

The Company is a lessee under a capital lease agreement for computer equipment from Dell Corp., expiring on January 16, 2003. The lease agreement calls for 36 equal monthly payments of $275 with a final fixed purchase price of $1 at the end of the lease. This asset was being depreciated over its estimated useful life of 3 years. Depreciation of $2,029 was included in depreciation expense for the year ended December 31, 2000. As of November 6, 2000 the lease was assumed by a related party.

11.      PAYROLL TAXES

As of June 30, 2001 and December 31, 2000 the Company has incurred payroll tax liabilities of totaling $19,200 and $15,276, respectively. The Company is currently delinquent with both its federal and state payroll tax obligations.

Item 2. Management's Discussion and Analysis
---------------------------------------------

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. I-Incubator.com, Inc. is a development - stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

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

PERIOD FROM MAY 5, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to $1,364,222. These expenses were primarily salary ($139,080) and office expenses ($82,367) consisting of administrative services and rent, professional fees ($207,139) that were related to annual and quarterly filings, consulting fee ($384,910), and the expense in retaining their domain names ($338,581).

SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Development stage expenses during the six months ended June 30, 2001 were $185,809 as compared to $779,118 for the six months ended June 30, 2000.

Expenses for the six months ended June 30, 2001 were primarily salary ($15,346) and office general expense ($14,000) consisting of administrative services and rent, professional fees ($34,401) for quarterly regulatory filings, along with the cancellation of debt from our subsidiary as a result of the spin-off ($102,365).

Expenses for the six months ended June 30, 2000 were primarily salary ($109,713) and office general expense ($45,737) consisting of administrative services and rent, consulting fees ($446,636), professional fees ($48,802) for quarterly regulatory filings, interest expenses ($27,207) on promissory notes and loss on investment in the subsidiaries ($50,000).

-------------------------------------------------------

THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Development stage expenses during the three months period ended June 30, 2001 were $34,884 as compared to $541,121 for the three month period ended June 30, 2000.

Expenses for the three month period ended June 30, 2001 were primarily salary ($6,138) and office general ($6,500) consisting of administrative services and rent, along with professional fees ($16,242) in connection with quarterly regulatory filings.

Expenses for the three month period ended June 30, 2000 were primarily salary ($38,860) and office general ($24,859) consisting of administrative services and rent, professional fees ($25,081) in connection with annual regulatory filings of the Company, consulting fees ($364,390) for public activities, loss on investment in subsidiaries ($50,000) and interest ($14,290) on promissory notes.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 2. Changes in Securities.   None

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security  Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 20, 2001.

                             I-Incubator.com, Inc.
                             (Registrant)

Date: August 20, 2001           /s/ Jamee Kalimi
                             --------------------------
                                 Jamee Kalimi
                                 Chairman, Chief
                                 Executive Officer,
                                 President, Secretary
                                 and Treasurer