Form 10QSB
period 2001-09-30
I INCUBATOR COM INC
filed 2001-11-19
CIK 1044693

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

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

                   Yes          No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 19, 2001 the Company had 24,345,859 shares of Common Stock outstanding, $0.0001 par value.

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

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information

Item 6. Exhibits and Reports of Form 8-K.

Signatures


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1998 and 1999. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30 , 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 AND FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 AND FOR THE PERIOD MAY 5, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001
AGE ENTITY)


TABLE OF CONTENTS

                                                                                       Pages
INDEPENDENT AUDITORS' REPORT                                                           1

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 AND FOR THE
NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 AND FOR THE PERIOD MAY 5,
1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001

Balance sheets                                                                         2

Statements of operations                                                               3-4

Statements of stockholders' equity (defi cit)                                          5-7

Statements of cash flows                                                               8-9

Notes to financial statement                                                           10-21

INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors
I-Incubator.com, Inc.
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheet of I-Incubator.com, Inc. (a development stage company) as of December 31, 2000 and the related statement of operations, change in stockholders' equity and cash flow for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of I-Incubator.com, Inc. as of December 31, 2000, and the result of its operations and its cash flow for the year ended December 31, 2000 are in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statement has been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statement, the Company is a development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statement does not include any adjustments that might result from this uncertainty.

Salibello & Broder LLP
New York, NY
April 14, 2001

I-Incubator.com, Inc.
Balance Sheet

ASSETS

                                                                                 (UNAUDITED)
                                                                               SEPTEMBER 30, 2001      DECEMBER 31, 2000
                                                                               ------------------      -----------------
CURRENT ASSETS:
      Cash                                                                               $ 37                     $ 527
                                                                            ------------------        ------------------

      Total current assets                                                                 37                       527

INVESTMENT IN UNCONSOLIDATED AFFILIATED COMPANIES                                           0                     2,600

DUE FROM AFFILIATES                                                                        70                   103,359
                                                                            ------------------        ------------------

TOTAL ASSETS                                                                            $ 107                 $ 106,486
                                                                            ==================        ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable and accrued expenses                                         $ 180,321                  $ 90,258
      Notes payable - related parties                                                  76,000                    32,600
      Due to affiliate                                                                 33,212                    48,213
      Non-interest bearing related party note payable, net
      of unamortized discount                                                         120,000                   120,000
                                                                            ------------------        ------------------

      Total current liabilities                                                       409,533                   291,071

STOCKHOLDERS' EQUITY:

      Common Stock, par value $.0001 per share; 50,000,000
        shares authorized; 24,345,859 shares issued and
        outstanding at September 30, 2001 & December 31, 2000                           2,434                     2,434
      Additional paid-in capital                                                      907,422                   907,422
      Warrants                                                                         83,972                    83,972
      Deficit accumulated during the development stage                             (1,403,254)               (1,178,413)
                                                                            ------------------        ------------------

        Total stockholders' equity                                                   (409,426)                 (184,585)
                                                                            ------------------        ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 107                 $ 106,486
                                                                            ==================        ==================

                 The accompanying notes are an integral part of
                           these financial statements

I-Incubator.com, Inc.
Statement of Operation

                                                                                                               (UNAUDITED)
                                                  (UNAUDITED)                      (UNAUDITED)               FOR THE PERIOD
                                               NINE MONTHS ENDED                THREE MONTHS ENDED              MAY 5, 1997
                                                 SEPTEMBER 30,                     SEPTEMBER 30,         (DATE OF INCEPTION) TO
                                                --------------                    --------------
                                            2001             2000            2001              2000        SEPTEMBER 30, 2001
                                            ----             ----            ----              ----        ------------------
DEVELOPMENT STAGE REVENUES          $            0         $      0        $        0      $        0        $        0
                                   --------------------------------------------------------------------------------------------

DEVELOPMENT STAGE EXPENSES:
      Bank charges                             152              291               45               47               676
      Business promotion                     2,050            4,966                0                0            25,130
      Corporate fees                           864            8,482               95            2,625             6,190
      Consulting fees                            0          356,390                0          (12,000)          384,910
      Depreciation                               0              658                0                0             2,029
      Domain name                                0                0                0                0           338,581
      Dues and subscriptions                     0            1,275                0                0               297
      Office general                        21,500           48,519            7,500            6,319            89,867
      On-line services                         315                0              105                0               665
      Printing                               1,729            3,040                0              948             4,395
      Postage and Delivery                     240            1,370                0              302             2,953
      Professional fees                     61,844           84,762           27,443           26,597           234,582
      Payroll taxes                          1,370            6,673                0              705            12,763
      Salary                                15,346           67,110                0            9,221           139,080
      Seminars and conferences                   0                0                0                0             4,320
      Shareholder related service            3,561            6,238              449            1,068            13,018
      Telephone                                363              545                0              125             2,661
      Travel                                   563              873              283                0             1,715
      Transfer agent fee                     4,392            4,546            1,307            1,111            14,804
                                        ----------       ----------       ----------       ----------        ----------

TOTAL DEVELOPMENT STAGE EXPENSES        $  114,289       $  595,738       $   37,227       $   37,068        $1,278,636
                                        ----------       ----------       ----------       ----------        ----------

                                                                                                                  (UNAUDITED)
                                                 (UNAUDITED)                          (UNAUDITED)               FOR THE PERIOD
                                              NINE MONTHS ENDED                   THREE MONTHS ENDED              MAY 5, 1997
                                                SEPTEMBER 30,                         SEPTEMBER 30,         (DATE OF INCEPTION) TO
                                               --------------                        --------------
                                           2001               2000              2001                2000       SEPTEMBER 30, 2001
                                           ----               ----              ----                ----       ------------------
TOTAL DEVELOPMENT STAGE EXPENSES       $   114,289        $   595,738        $    37,227        $    37,068        $ 1,278,636
                                       -----------        -----------        -----------        -----------        -----------

LOSS FROM OPERATIONS                   $  (114,289)       $ (595,738)89)     $   (37,227)       $ (37,068)227)     $(1,278,636)

OTHER INCOME (EXPENSES):
Bad debt                                         0            (55,620)                 0            (55,620)           (55,620)
Cancellation of debt                             0            235,132                  0            235,132            235,132
Interest income                                  0                378                  0               (378)             1,091
Gain on disposition of equipment                 0                  0                  0                  0              1,065
Loss on investment in subsidiary            (2,600)           (52,000)                 0             (2,000)           (54,600)
Other income                                     0                  0                  0                378                177
Settlement fees                                  0            (19,500)                 0            (19,500)           (19,500)
Interest expense                            (5,587)           (36,572)            (1,805)            (9,365)          (129,998)
Cancellation of loan receivable           (102,365)                 0                  0                  0           (102,365)
                                       -----------        -----------        -----------        -----------        -----------

TOTAL OTHER INCOME (EXPENSES)             (110,552)            71,818             (1,805)           148,647           (124,618)
                                       -----------        -----------        -----------        -----------        -----------

NET INCOME (LOSS)                      $  (224,841)       $  (523,920)       $   (39,032)       $   111,579        $(1,403,254)
                                       ===========        ===========        ===========        ===========        ===========

LOSS PER COMMON SHARE

Basic & Diluted                        $     (0.01)       $     (0.03)       $     (0.00)       $     0.01
                                       ============       ============       ============       ==============

WEITHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING               24,345,859         19,325,347         24,345,859           19,325,347
                                       ============       ============       ============       ==============

I-Incubator.com, Inc.
Stockholders' Equity

                                                                                                                DEFICIT
                                                                                                                ACCUMULATED
                                                                                                   ADDITIONAL   DURING THE
                                                               COMMON STOCK                        PAID-IN      DEVELOPMENT
                                                            SHARES      AMOUNT     WARRANTS        CAPITAL      STAGE       TOTAL
                                                            ------      ------     --------        -------      -----       -----
Balance, May 5, 1997 (date of inception)                          0   $       0    $      0   $       0    $       0    $       0

Restricted Common Stock issued to related parties for
consulting fees                                             300,000          30           0       3,970            0        4,000

Restricted Common Stock issued to related parties         1,125,000         112           0      14,888            0       15,000

Common Stock issued to third parties                        750,000          75           0       9,925            0       10,000

Deficit accumulated during the development stage for the
  period May 5, 1997 (inception) through December 31, 1997        0           0           0           0       (9,747)      (9,747)
                                                          ---------   ---------   ---------   ---------    ---------    ---------

Balance, December 31, 1997                                2,175,000         217           0      28,783       (9,747)      19,253

Deficit accumulated during the development stage for the
  year ended December 31, 1998                                    0           0           0           0      (11,111)     (11,111)
                                                          ---------   ---------   ---------   ---------    ---------    ---------

Balance, December 31, 1998                                2,175,000         217           0      28,783      (20,858)       8,142

Restricted Common Stock issued to related parties -
  private offering                                        9,000,000         900           0        (600)           0          300

Restricted Common stock issued to a related party for
managerial services                                         150,000          15           0         485            0          500

Restricted Common stock issued for legal services           150,000   $      15   $       0   $     485    $       0    $     500

                                                                                                                DEFICIT
                                                                                                                ACCUMULATED
                                                                                                   ADDITIONAL   DURING THE
                                                               COMMON STOCK                        PAID-IN      DEVELOPMENT
                                                            SHARES      AMOUNT     WARRANTS        CAPITAL      STAGE       TOTAL
                                                            ------      ------     --------        -------      -----       -----
Restricted common stock issued to related party               15,000  $        2  $        0  $      498  $        0   $      500

Common stock issued to third parties                       1,590,000         158           0      52,842           0       53,000

Restricted Common stock issued to related
 parties in connection with the acquisition of
 i-Auction.com, Inc.                                       2,000,000         200           0       1,800           0        2,000

Restricted Common Stock issued to Quentin Road
 Productions, Inc.  (a related party) pursuant to a
 one for one stock exchange agreement dated
 December 1, 1999 for 1,500,000 common shares
 of Wealthhound, Inc. (a related party)                    1,500,000         150           0       1,350           0        1,500

Deficit accumulated during the development stage for the
 year ended December 31, 1999                                      0           0           0           0    (492,334)    (492,334)
                                                          ----------  ----------  ----------  ----------  ----------   ----------

Balance, December 31, 1999                                16,580,000       1,657           0      85,643    (513,192)    (425,892)

Restricted Common stock issued for consulting
 managerial services                                         795,000          80           0     357,670           0      357,750

Restricted Common stock issued in
 connection with a settlement agreement with
 onlinefood.com, Inc.                                        300,000          30           0      19,470           0       19,500

Restricted Common stock issued in exchange
  for notes payable                                        6,281,628  $      628  $        0  $  407,678  $        0   $  408,306

                                                                                                                DEFICIT
                                                                                                                ACCUMULATED
                                                                                                   ADDITIONAL   DURING THE
                                                               COMMON STOCK                        PAID-IN      DEVELOPMENT
                                                            SHARES      AMOUNT     WARRANTS        CAPITAL      STAGE       TOTAL
                                                            ------      ------     --------        -------      -----       -----
Restricted Common stock issued in exchange
  for office expense-related party                        369,231  $        37  $         0  $    23,963       $    0   $    24,000

Warrants issued in connection with notes                        0            0       83,972            0            0        83,972

Common stock issued for services                           20,000            2            0       12,998            0        13,000

Deficit accumulated during the development
  stage for the year ended December 31, 2000                    0            0            0            0     (665,221)     (665,221)
                                                      -----------  -----------  -----------  -----------  -----------   -----------

Balance, December 31, 2000                             24,345,859        2,434       83,972      907,422   (1,178,413)     (184,585)

Deficit accumulated during the development
  stage for the nine months ended September 30, 2001            0            0            0            0     (224,841)     (224,841)
                                                      -----------  -----------  -----------  -----------  -----------   -----------

Balance, September 30, 2001                            24,345,859  $     2,434  $    83,972  $   907,422  $(1,403,254)  $  (409,426)
                                                      ===========  ===========  ===========  ===========  ===========   ===========

I-Incubator.com, Inc.
Cash Flow

                                                                                                                   (UNAUDITED)
                                                                           (UNAUDITED)                           FOR THE PERIOD
                                                                        FOR NINE MONTHS ENDED                     MAY 5, 1997
                                                                            SEPTEMBER 30,                   (DATE OF INCEPTION) TO
                                                                           -------------
                                                                   2001                       2000             SEPTEMBER 30, 2001
                                                        -------------------        -------------------        --------------------
OPERATING ACTIVITIES:
Deficit accumulated during the development stage                $ (224,841)                $ (523,920)              $ (1,403,254)

Adjustments to reconcile net loss to net cash used by operations:

Depreciation & amortization                                              0                        658                          0
Payments of notes through issuance of
  common stock                                                           0                          0                    408,306
Warrants issued in connection with
  promissory notes                                                       0                          0                     83,972
Common stock issued for services                                         0                          0                     13,000
Common stock issued for settlement fees                                  0                          0                     19,500
Common stock issued for legal services                                   0                          0                        500
Common stock issued for consulting                                       0                          0                    377,750
Common stock issued for reimbursement
  of office expense                                                      0                          0                     24,000
Changes in assets and liabilities:
 Increase (decrease) in cash overdraft                                   0                          0                          0
 (Increase) decrease in prepaid expenses                                 0                      6,000                          0
 (Increase) decrease in interest receivable                              0                          0                          0
 Increase (decrease) in accounts payable &
  accrued expenses                                                  90,063                   (296,767)                   180,321
                                                        -------------------        -------------------        -------------------
          Net cash used by operating activities                   (134,778)                  (814,029)                  (295,905)
                                                        -------------------        -------------------        -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
Investments in subsidiaries                                          2,600                     (2,600)                         0
Investments                                                              0                  2,250,000                      3,500
Purchase of property, plant and equipment                                0                     (6,587)                         0
                                                        -------------------        -------------------        -------------------
          Net cash used for investing activities                     2,600                  2,240,813                      3,500
                                                        -------------------        -------------------        -------------------
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                                       0                 (1,430,212)                    63,300
Proceeds from shareholders' loan                                         0                       (700)                    48,213
Proceeds from notes payable                                              0                          0                     32,600
Due from affiliates                                                103,289                    (36,628)                       (70)
Due to affiliates                                                  (15,001)                         0                    (15,001)
Note payable for domain name                                             0                    119,507                    120,000
Note receibable - related party                                     43,400                    (99,700)                    43,400
Increase in lease payable                                                0                      5,448                          0
                                                        -------------------        -------------------        -------------------
          Net cash provided by financing activities                131,688                 (1,442,285)                   292,442
                                                        -------------------        -------------------        -------------------
INCREASE (DECREASE) IN CASH                                         $ (490)                 $ (15,501)                      $ 37
                                                        -------------------        -------------------        -------------------
CASH, BEGINNING OF PERIOD                                            $ 527                   $ 15,572          $               0
                                                        ===================        ===================        ===================
CASH, END OF PERIOD                                                   $ 37                       $ 71                       $ 37
                                                        ===================        ===================        ===================

                                      F-8

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

For the cumulative period May 5, 1997 (date of inception) to September 30, 2001 the Company paid $22,561 in interest.

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

During the quarter ended September 30, 2000, the Company issued 795,000 shares of restricted common stock in consideration for consulting and management services. These shares were valued at $0.45 per share. Total value of shares issued was $357,750 (see note 12).

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

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

I-Incubator.com, Inc. ("the Company"), formerly Master Communications Corp., was incorporated on May 5, 1997 under the laws of the State of Florida. The Company's primary objective is to position itself as an internet incubator. Similar to other incubators, it intended to provide venture capital, technical expertise and marketing assistance to development stage companies. The Company's ticker symbol changed on December 7, 1999 to "INQU" to better reflect its name change and direction. Since its spin off of its assets in Jamuary 2001, the Company has been primarily dedicated to acquiring businesses either through acquisition or merger.

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

PROPERTY AND EQUIPMENT/DEPRECIATION

Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method. Total depreciation for the nine months ended September 30, 2001, and the year ended December 31, 2000 was $0 and $2,029, respectively.

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

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and inter company derivatives. The company does not currently hold derivative instruments or engage in hedging activities. The requirements of SFAS 138 do not have a material effect on our consolidated financial statements and related disclosures.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from May 5, 1997 (date of inception) to September 30, 2001 amounted to $1,403,254. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

6. DEFERRED INCOME TAXES

As of September 30, 2001 and December 31, 2000, the Company has a carry-forward loss for income tax purposes of $1,403,254 and $1,178,413 that may be offset against future taxable income. As of December 31, 2000, the Company incurred $338,581 of expenses for the purchases of various domain names from related parties. Pursuant to Internal Revenue Code 267(a)(2) these expenses may not be deducted by the Company until the related parties recognize the income and accordingly, have not been included in the carry-forward loss. The carry-forward loss expires at various years through 2019. Due to the uncertainty regarding the success of future operations, management has not recognized any future income tax benefits that may arise from the utilization of the loss carry-forward.

                                          September 30, 2001       December 31, 2000
                                          ------------------       -----------------
Deferred tax assets arising
  from net operating losses                $554,285                 $    465,473
Less:  Valuation allowance                 (554,285)                    (465,473)
                                           --------                 ------------
Net deferred tax assets                    $      0                 $          0
                                           =============            ============

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses as of September 30, 2001 and December 31, 2000 are as follows:

                                                         September 30, 2001    December 31, 2000
                                                         ------------------    -----------------
Accounts payable                                            $     169,195         $     72,226
Accrued expense                                                      4,467              16,961
Accrued interest                                                   6,659                 1,071
                                                            ------------          ------------

Total accounts payable and accrued expenses                 $     180,321         $     90,258
                                                                                  ============

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

8. NOTES PAYABLE

On December 7, 1999 the Company issued a non-interest bearing note to Rebecca Brock, a related party, in connection with the acquisition of a domain name, value at $120,000. These notes have been discounted based on an imputed interest rate of 10% and is currently in default.

On December 28, 1999 the Company issued a non-interest bearing note to Michael
D. Farkas, a related party, in connection with the acquisition of domain names. $10,000 due monthly for 24 months. The note has been discounted based on an imputed interest rate of 10%. This note was cancelled pursuant to an agreement dated September 1, 2000 (see note 13)

As of September 30, 2001 and December 31, 2000, notes payable consist of twenty nine and thirteen individual notes aggregating a total of $76,000 and $32,600, respectively. These notes are short-term borrowings with maturities of less than one year with interest rate of 12% per annum.

9. DUE FROM/TO AFFILIATES

The Company and its affiliates have from time to time, made advances and/or made payments on behalf its subsidiaries. These advances are non-interest bearing and are due on demand. As of September 30, 2001 and December 31, 2000 due from affiliates totaled $70 and $103,359, respectively. As of September 30, 2001 and December 31, 2000 due to affiliate totaled $33,212 and $48,213, respectively. On January 19, 2001, the Company issued an agreement and plan of distribution (spin-off) with I- Teleco.com, Inc. ("Teleco"), a wholly subsidiary of Incubator. As a result of this agreement the Company cancelled debt owed from Teleco of $102,365.

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

11. PAYROLL TAXES

As of September 30, 2001 and December 31, 2000 the Company has incurred payroll tax liabilities of totaling $19,200 and $15,276, respectively. The Company is currently delinquent with both its federal and state payroll tax obligations.

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES

On November 24, 1999 the Company agreed to engage Kulat Communications, Inc., ("Kulat") on a month-to-month basis. Kulat provides public relations consultation and various marketing programs. Through September 30, 2001 the Company has incurred fees of approximately $18,919 in connection with this arrangement. On October 17, 2000 the Company issued 15,000 restricted and 5,000 free trading shares of the Company's common stock in satisfaction of the $13,000 liability. Concurrently, the Company terminated its agreement with Kulat.

On January 1, 2001 the Company entered into an agreement with Atlas Equity Group, Inc. for $2,500 per month for office rent and administrative charges to the Company.

13. STOCKHOLDERS' EQUITY

On November 11, 1999 the Board of Directors approved a 3:1 forward stock split. The statement of changes in stockholders' equity and the following notes have been adjusted to give effect to the split. In addition, due to the change in the marital status of certain stockholders, prior transactions deemed to have been unrelated have become related party transactions. The statement of changes in stockholders' equity has been adjusted to affect these changes.

The Company issued 300,000 common shares to James F. Lee, former President, and the Company's sole officer and director, in consideration for management services valued at $4,000. This individual is deemed to be founders and affiliates of the Company. Concurrently, the Company entered into a private offering of securities pursuant to regulation D, Rule 504, promulgated under the Securities Act of 1933. Common Shares were offered to non-accredited investors for cash consideration of 1.334 cents per share. 1,125,000 shares were issued to related parties and 750,000 shares issued to unrelated parties.

On March 20, 1998 Mr. Lee sold his ownership interest in the Company to Farkas Group in a private transaction subject to Section 4(2) of the Securities Act of 1933. Farkas Group is a privately held company owned by Farkas.

In January 1999, the Company issued 3,000,000 post-split common shares to Farkas Group, Atlas and GSM, all of which are owned by Farkas and are deemed to be related parties. These common shares were issued for a cash consideration of $300.

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

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

On December 8, 1999 the Company entered into a stock exchange agreement with Quentin to transfer 1,500,000 of restricted common shares of WealthHound owned by Quentin for 1,500,000 restricted shares of the Company's common stock (see note 4). The common shares exchanged represent approximately 3% interest in WealthHound. Management valued the estimated fair market value of this transaction to be $1,500.

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

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

On August 29, 2000 the Company cancelled the agreement with Atlas for office expense reimbursements of $6,000 per month and total amount accrued of $24,000 as of August 2000 was converted into 369,231 restricted shares of the Company's common stock valued at $0.065 per share.

On October 17, 2000 the Company converted debt owed to Kulat Communications ("Kulat"), Inc. totaling $13,000 into 15,000 restricted and 5,000 free trading shares of the Company's common stock in satisfaction of the $13,000 liability. Concurrently, the Company terminated its agreement with Kulat.

14. OFFICERS AND BOARD OF DIRECTORS

EMPLOYMENT AGREEMENT

The Company agreed in principle to an employment agreement for its President. The term of the agreement is one year, automatically renewable for a period of one year for each consecutive year thereafter, unless prior notice is given by either the Company or Mrs. Kalimi 90 days prior to the expiration of the contract term. Initial compensation will be at an annual rate of approximately $40,000. As of May 18, 2001, payments to Mrs. Kalimi have ceased.

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

15. WARRANTS

During the year ended December 31, 2000 the Company issued 290,930 warrants in connection with promissory notes issued. The warrants exercise price and date of expiration are as follows:

                                                           WARRANT TO       PRICE PER
        DATE        DESCRIPTION                            SUBSCRIBE        SHARE                   EXPIRES
        ----        -----------                            ---------        -----                   -------
      02/02/00      Titan Corporation Ltd.                     8,000              $2.50/Share      02/02/02
      03/24/00      Romano Limited                           120,000              $2.00/Share      03/24/02
      04/05/00      Romano Limited                            80,000              $2.00/Share      04/05/02
      04/05/00      Titan Corporation Ltd.                    15,380              $1.25/Share      04/05/02
      04/15/00      Titan Corporation Ltd.                    35,550             $0.5625/Share     04/15/02
      05/01/00      Atlas Equity Group, Inc.                  32,000              $0.50/Share      05/01/02
                                                        ------------
                    Total warrants issued                    290,930
                                                        ============

The notes payables were issued with detachable warrants. The warrants were calculated using the Black Scholes Method using an 80% volatility, risk free interest rate of 6%, a dividend yield of 0%, and a weighted average expected life of two years.

No warrants have been exercised as of September 30, 2001. The warrants have not been included in the computation of earnings per share. SFAS No. 128 "Earnings Per Share" contemplates a complete conversion to common shares of all convertible instruments, only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred net losses for all periods, warrants have not been included in the weighted average computation of common shares outstanding (see note 2 - Net Loss Per Share).

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

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

Furthermore, on September 1, 2000 the Company entered into an agreement with Farkas which terminated agreement dated December 28, 1999 relating to the purchase of various domain names. The agreement is deemed null and void and both the Company and Farkas waved their respective rights to any further obligation. The subsidiaries of the Company agreed that they shall retain ownership interest in the domain names and the related liabilities totaling $250,000.

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

Between December 1999 and August 2001, the Company issued to Atlas Equity Group, Inc. ("Atlas") thirty promissory notes aggregating $114,500. The promissory notes bear interest of 12% per annum and were due and payable on dates ranging from June 2000 to May 2002. As of September 30, 2001, notes of $66,600 remained payable. Atlas is a majority shareholder of the company. In addition, in May 2000 the Company issued to Atlas a warrant to purchase 32,000 shares of its common stock. The warrants were valued at $5,725 and were recorded as a discount on notes payable.

Between November 1999 and December 2000, the Company issued to The Farkas Group two promissory notes aggregating $3,300. The promissory notes bear interest of 12% per annum and were due and payable on dates ranging from December 2000 to June 2001. As of September 30, 2001, notes of $1,500 are outstanding. The Farkas Group is owned by Michael Farkas who is a director of the company.

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

The Company's primary objective was to position itself as an internet incubator. Similar to other incubators, it intended to provide venture capital, technical expertise and marketing assistance to development stage companies. Since its spin-off of its assets in January 2001, the Company has been primarily dedicated to acquiring businesses either through acquisition or merger.

PERIOD FROM MAY 5, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to $1,403,254. These expenses were primarily salary ($139,080) and office expenses ($89,867) consisting of administrative services, professional fees ($234,499) that were related to Form 10 annual and quarterly filings, consulting fee ($384,910), and the expense in retaining their domain names ($338,581).

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Development stage expenses during the nine months ended September 30, 2001 were $224,841 as compared to $523,920 for the nine months ended September 30, 2000.

Expenses for the nine months ended September 30, 2001 were primarily salary ($15,346) and office general expense ($21,500) consisting of administrative services and rent, professional fees ($61,844) for quarterly regulatory filings, along with the cancellation of debt from our subsidiary as a result of the spin-off ($102,365).

Expenses for the nine months ended September 30, 2000 were primarily salary ($67,110) and office general expense ($48,519) consisting of administrative services and rent, consulting fees ($356,390), professional fees ($48,802) for quarterly regulatory filings, interest expenses ($36,572) on promissory notes and loss on investment in the subsidiaries ($52,000).

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Development stage expenses during the three months period ended September 30, 2001 was $39,032 as compared to development stage income of $111,579 for the three month period ended September 30, 2000.

------------------------------------------------------

Expenses for the three month period ended September 30, 2001 were primarily office expense ($7,500) consisting of administrative services, along with professional fees ($27,443) in connection with the Form 10 quarterly regulatory filing.

Income for the three month period ended September 30, 2000 resulting from a gain on cancellation of debt ($235,132). The Company was released from it's debt to Michael Farkas for the purchase of its subsidiaries website domain names. The Company in turn released all rights of the domain names to its subsidiaries.

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

For the nine months ended September 30, 2001, we incurred a net loss of $224,841. Our accumulated deficit since inception is $1,403,254. Such accumulated losses have resulted primarily from professional fees, consulting fees, salary, interest and cancellation of debt as a result of the spin-off.

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

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security  Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 19, 2001.

                             I-Incubator.com, Inc.
                             (Registrant)

Date: November 19, 2001           /s/ Jamee Kalimi
                             --------------------------
                                 Jamee Kalimi
                                 Chairman, Chief
                                 Executive Officer,
                                 President, Secretary
                                 and Treasurer