Form 10KSB
period 2001-12-31
I INCUBATOR COM INC
filed 2002-04-16
CIK 1044693

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2001

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

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2001: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 12, 2002, was: $583,825

Number of shares of the registrant's common stock outstanding as of April 12, 2002 is: 967,917

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

EMPLOYEES

As of April 12, 2002, the Company employed a total of two persons, one on a full time basis and one on a part time basis. In addition, depending on demand, the Company will utilize manpower agencies to contract between additional persons on a temporary, part-time basis. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

On April 12, 2002, there were approximately 650 shareholders of record of our common stock. Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock exceeds 650. Our shares of common stock are currently traded on the OTC Electronic Bulletin Board under the symbol "INQU".

The reported high and low bid prices for our common stock are shown below for each quarter during the last three complete fiscal years. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

Period                              HIGH BID         LOW BID
--------                            -------------    ------------
1999
Fourth Quarter                     4.625            .1953

2000

First Quarter                       4.10             1.55
Second Quarter                      1.95              .80
Third Quarter                        .85              .10
Fourth Quarter                       .50              .10

2001
First Quarter                        .99              .05
Second Quarter                       .11              .05
Third Quarter                       .075             .025
Fourth Quarter                      .065             .015


DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

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

PERIOD FROM MAY 5, 1997 (INCEPTION) THROUGH DECEMBER 31, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to ($1,321,756), primarily consisting of professional fees ($244,167), consulting fees ($384,910), salary ($139,080), office general ($97,367) and the expense in retaining their domain names ($338,581).

The expenses incurred are in connection with the formation of the company, the beginning stages of developing operations, and fee relating to the company's annual and quarterly filing.

YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

Development stage expenses during the year ended December 31, 2001 were ($143,343) as compared to ($665,221) for the year ended December 31, 2000.

Expenses for the year ended December 31, 2001 were primarily professional fees ($71,429) in connection with quarterly regulatory filings, office general ($29,000), and salary ($15,346).

Expenses for the year ended December 31, 2000 were primarily professional fees ($109,198) in connection with quarterly regulatory filings, consulting fees ($361,750) in connection with services rendered to the Company, office general ($48,959), and salary ($79,394).

For the year ended December 31, 2000, the company also incurred losses due to a bad loan ($55,620), investment ($52,000) in I-auctiontech.com, and a settlement fee ($19,500) with Onlinefood.com, Inc. for termination of their agreement. The Company's debt of $235,132 to Michael D. Farkas related to the purchase of the subsidiaries domain names was canceled due to the assumption of its subsidiaries for their own domain name.

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

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31,
2001 AND 2000 AND FOR THE PERIOD MAY 5, 1997
(DATE OF INCEPTION) THROUGH DECEMBER 31, 2001

I-INCUBATOR.COM, INC.

(A Development Stage Entity)


TABLE OF CONTENTS

                                                              Page(s)

INDEPENDENT AUDITORS' REPORT                                     1

Balance sheets                                                   2

Statements of operations                                        3-4

Statements of changes in stockholders' deficit                  5-7

Statements of cash flows                                       8-10

Notes to financial statements                                  11-20

INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors
i-Incubator.com, Inc.
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheets of i-Incubator.com, Inc. (a development stage company) as of December 31, 2001 and 2000 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of i-Incubator.com, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Salibello & Broder LLP
New York, NY
April 12, 2002

                              I-INCUBATOR.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                                                     YEAR ENDED
                                                                                                    DECEMBER 31,
                                                                                          2001                           2000
                                     ASSETS
CURRENT ASSETS:
   Cash                                                                          $                0             $            527
                                                                                 -                -             -            ---

         Total current assets                                                                     0                          527
                                                                                                  -                          ---

OTHER ASSETS:

   Investment in unconsolidated subsidiaries                                                      0                        2,600
   Due from affiliates                                                                           70                      103,359
                                                                                                 --                      -------

         Total other assets                                                                      70                      105,959
                                                                                                 --                      -------

         TOTAL ASSETS                                                            $               70             $        106,486
                                                                                 =               ==             =        =======

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

   Accounts payable and accrued expenses                                         $          168,987            $          90,258
    Notes payable                                                                            76,100                       32,600
   Loans and advances payable related party                                                  33,213                       48,213
   Non-interest bearing related party note payable, net of unamortized
     discount                                                                                     0                      120,000
                                                                                                  -                      -------

         Total current liabilities                                                          278,300                      291,071
                                                                                            -------                      -------

STOCKHOLDERS' DEFICIT:

   Common stock, par value $.0001 per share; 34,578,146 shares authorized;
     796,491 and 420,919 shares issued and
     outstanding at December 31, 2001 and 2000, respectively                                     80                           43
   Additional paid-in capital                                                               959,474                      909,813
   Warrants                                                                                  83,972                       83,972
   Deficit accumulated during the development stage                                      (1,321,756)                  (1,178,413)
                                                                                         -----------                  ----------

         Total stockholders' deficit                                                       (278,230)                    (184,585)
                                                                                           ---------                    --------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $               70            $         106,486
                                                                                 =               ==            =         =======

                 The accompanying notes are an integral part of
                          these financial statements.

                              I-INCUBATOR.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                           FOR THE PERIOD
                                                                                                     MAY 5, 1997 (INCEPTION) TO
                                                                   YEAR ENDED                             DECEMBER 31, 2001
                                                                                                          -----------------
                                                                  DECEMBER 31,
                                                       2001                       2000
                                                       ----                       ----
DEVELOPMENT STAGE REVENUES                      $                  0        $                0              $              0
                                                -                  -        -                -              -              -

DEVELOPMENT STAGE EXPENSES:
           Bank charges                                          272                       282                           796
           Business promotion                                  2,050                    18,918                        25,130
           Corporate fees                                      1,000                     1,457                         6,326
           Consulting fees                                         0                   361,750                       384,910
           Depreciation                                            0                     2,029                         2,029
           Domain name                                             0                         0                       338,581
           Dues and subscriptions                                  0                         0                           297
           Office general                                     29,000                    48,959                        97,367
           On-line services                                      420                       210                           770
           Printing                                            1,729                     2,164                         4,395
           Postage and delivery                                  242                     1,761                         2,955
           Professional fees                                  71,429                   109,198                       244,167
           Payroll taxes                                       1,370                     7,612                        12,763
           Salary                                             15,346                    79,394                       139,080
           Seminars and conferences                                0                     4,320                         4,320
           Shareholder related service                         3,831                     5,830                        13,288
           Telephone                                             770                       869                         3,068
           Travel                                                280                       874                         1,432
           Transfer agent fee                                  5,169                     7,065                        15,581
                                                               -----                     -----                        ------

TOTAL DEVELOPMENT STAGE EXPENSES                             132,908                   652,692                     1,297,255
                                                             -------                   -------                     ---------

LOSS FROM OPERATIONS                                        (132,908)                 (652,692)                   (1,297,255)
                                                            --------                  --------                    ----------

OTHER (EXPENSES) INCOME:
           Interest income                                         0                       378                         1,091
           Gain on disposition of equipment                        0                     1,065                         1,065
           Loss on investment in subsidiaries                 (2,600)                  (52,000)                      (54,600)
           Other income                                            0                       177                           177
           Settlement fees                                         0                   (19,500)                      (19,500)
           Interest expense                                   (7,835)                 (122,161)                     (132,246)
                                                              ------                  --------                      --------

TOTAL OTHER (EXPENSES) INCOME                                (10,435)                 (192,041)                     (204,013)
                                                             -------                  --------                      --------

EXTRAORDINARY ITEMS:
           Loss on cancellation of loan                            0                   (55,620)                      (55,620)
           Loss on cancellation of debt                            0                   235,132                       235,132
                                                                   -                   -------                       -------

                                                                   0                   179,512                       179,512
                                                                   -                   -------                       -------

NET LOSS                                        $           (143,343)       $         (665,221)             $     (1,321,756)
                                                =           ========        =         ========              =     ==========

                 The accompanying notes are an integral part of
                          these financial statements.

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (continued)

                                                                                                             FOR THE PERIOD
                                                                           YEAR ENDED                    MAY 5, 1997 (INCEPTION) TO
                                                                          DECEMBER 31,                      DECEMBER 31, 2001
                                                                                                           -----------------
                                                               2001                       2000
                                                               ----                       ----
LOSS PER COMMON SHARE
           Basic                                         $             (.31)          $          (1.99)
                                                         =             ====           =          =====

           Diluted                                       $             (.31)          $          (1.99)
                                                         =             ====           =          =====
Weighted-average number of common shares outstanding
                                                                    464,134                    334,134
                                                                    =======                    =======

                 The accompanying notes are an integral part of
                          these financial statements.

                              I-INCUBATOR.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                                                     DEFICIT
                                                                                                     ACCUMULATED
                                                                                        ADDITIONAL   DURING THE
                                                      COMMON STOCK                      PAID-IN      DEVELOPMENT
                                                 SHARES        AMOUNT      WARRANTS     CAPITAL      STAGE            TOTAL
                                                 ------        ------      -------      -------      ------           -----
Balance, May 5, 1997 (inception)                       0     $      0     $      0     $      0      $      0      $      0

Restricted common stock issued to related
   parties for consulting fees
                                                   5,187            1            0        3,999             0         4,000

Restricted common stock issued to related
    parties                                       19,450            2            0       14,998             0        15,000

Common stock issued to third parties              12,967            1            0        9,999             0        10,000

Deficit accumulated for the period May 5,
   1997 (inception) through
    December 31, 1997
                                                       0            0            0            0        (9,747)       (9,747)
                                                --------     --------     --------     --------      --------      --------

Balance, December 31, 1997                        37,604            4            0       28,996        (9,747)       19,253

Deficit accumulated for the year ended
   December 31, 1998
                                                       0            0            0            0       (11,111)      (11,111)
                                                --------     --------     --------     --------      --------      --------

Balance, December 31, 1998                        37,604            4            0       28,996       (20,858)        8,142

Restricted common stock issued to related
   parties - private offering
                                                 155,602           16            0          284             0           300

Restricted common stock issued to a related
   party for managerial services
                                                   2,593            0            0          500             0           500

Restricted common stock issued for legal
    services
                                                   2,593            0            0          500             0           500

                 The accompanying notes are an integral part of
                          these financial statements.

                              I-INCUBATOR.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

           STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (continued)

                                                                                                         DEFICIT
                                                                                                         ACCUMULATED
                                                                                          ADDITIONAL     DURING THE
                                                      COMMON STOCK                        PAID-IN        DEVELOPMENT
                                                 SHARES        AMOUNT        WARRANTS     CAPITAL        STAGE            TOTAL
                                                 ------        ------        -------      -------        ------           -----

Restricted common stock issued to related
   party                                                 259      $      0   $         0   $       500    $        0   $       500

Common stock issued to third parties                  27,490             3             0        52,997             0        53,000

Restricted common stock issued to related
   parties in connection with the acquisition
   of i-Auction.com, Inc.                             34,578             3             0         1,997             0         2,000

Restricted common stock issued to Quentin
   Road Productions, Inc.  (a related party)
   pursuant to a one for one stock exchange
   agreement dated December 1, 1999 for
   1,500,000 common shares of
   Wealthhound, Inc. (a related party)                25,934             3             0         1,497             0         1,500

Deficit accumulated for the year ended
   December 31, 1999                                       0             0             0             0      (492,334)     (492,334)
                                                     -------   -----------   -----------   -----------   -----------   -----------

Balance, December 31, 1999                           286,653            29             0        87,271      (513,192)     (425,892)

Restricted common stock issued for
   consulting managerial services                     13,745             1             0       357,749             0       357,750

Restricted common stock issued in
   connection with a settlement agreement
   with Onlinefood.com, Inc.                           5,187             1             0        19,499             0        19,500

Restricted common stock issued in exchange
   for notes payable                                 108,604            11             0       408,295             0       408,306


Restricted common stock issued in exchange
   for office expense-related party                    6,384   $         1   $         0   $    23,999   $         0   $    24,000

Warrants issued in connection with notes
   payable                                                 0             0        83,972             0             0        83,972

Common stock issued for services                         346             0             0        13,000             0        13,000

Deficit accumulated for the year ended
   December 31, 2000                                       0             0             0             0      (665,221)     (665,221)
                                                     -------   -----------   -----------   -----------   -----------   -----------

Balance, December 31, 2000                           420,919            43        83,972       909,813    (1,178,413)     (184,585)

Cancellation of loan receivable - related party            0             0             0      (102,364)             0     (102,364)

Restricted common stock issued
   for rent and administrative services               75,064             7             0        30,385              0       30,392

Restricted common stock issued
   in exchange for notes payable                     300,508            30             0       121,640              0      121,670

Deficit accumulated for the year ended
   December 31, 2001                                       0             0             0             0     (143,343)     (143,343)
                                                     -------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2001                           796,491   $        80   $    83,972   $   959,474   $(1,321,756)  $  (278,230)
                                                     =======   ===========   ===========   ===========   ===========   ===========

                 The accompanying notes are an integral part of
                          these financial statements.

                              I-INCUBATOR.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                     FOR THE PERIOD
                                                                           YEAR ENDED            MAY 5, 1997 (INCEPTION) TO
                                                                          DECEMBER 31,               DECEMBER 31, 2001
                                                                                                     -----------------
                                                               2001                       2000
                                                               ----                       ----
OPERATING ACTIVITIES:
    Net loss accumulated during the development stage               $  (143,343)     $  (665,221)     $(1,321,756)
    Adjustments to reconcile net loss to net cash
      used in operations:

       Warrants issued in connection with
        promissory notes                                                      0           83,972           83,972
       Common stock issued for services                                       0           13,000           13,000
       Common stock issued for settlement fees                                0           19,500           19,500
       Common stock issued for legal services                                 0                0              500
       Common stock issued for consulting                                     0          357,750          358,250
       Common stock issued for reimbursement of
         office expense                                                  30,392           24,000           54,392

       Changes in assets and liabilities:
           (Increase) decrease in prepaid expenses                            0            5,000                0
           (Increase) decrease in interest receivable                         0              713                0
            Increase (decrease) in accounts payable and
            accrued expenses                                             80,399           90,001          198,368
            Increase (decrease) in loans and advances                   (15,000)          19,213           48,213
                                                                       -----------        ------           ------

                   Net cash used in operating activities                (47,552)         (52,072)        (545,561)
                                                                        -----------       ------           ------

INVESTING ACTIVITIES:

    Investments in unconsolidated subsidiaries                            2,600            2,000            3,500
                                                                        -----------        ------          ------

                   Net cash provided by investing activities              2,600            2,000            3,500
                                                                        -----------        ------          ------

FINANCING ACTIVITIES:

    Proceeds from sale of common stock                                        0                0           63,300
    Proceeds from notes payable                                          43,500          321,700          460,200
    Cancellation of indebtedness                                              0         (230,381)               0
    Due from affiliates                                                       0          (56,259)               0
    Due to affiliates                                                       925                0         (101,439)
    Note payable for domain name                                              0                0          120,000
                                                                        -----------       ------          -------

                  Net cash provided by financing activities              44,425           35,060          542,061
                                                                        -----------       ------          -------

DECREASE IN CASH                                                           (527)         (15,012)               0

Cash, beginning of period                                                   527           15,539                0
                                                                        -----------       ------          -------

Cash, end of period                                                 $         0      $       527      $         0
                                                                     ===========      ===========      ===========

                 The accompanying notes are an integral part of
                          these financial statements.

                              I-INCUBATOR.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

During the year ended December 31, 2001 and 2000, the Company paid interest of $0 and $299, respectively. For the cumulative period May 5, 1997 (inception) to December 31, 2001, the Company paid interest of $299.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company entered into the following non-cash transactions:

On November 20, 2001, the Company issued 75,064 restricted shares of common stock to Atlas Equity Group, Inc., a related party, for payment of rent, and administrative fees in the amount of $30,392. The Company also issued a total of 300,508 restricted shares of common stock to related parties in exchange for notes payable totaling $121,670.

On January 19, 2001, prior to the plan of distribution (note 1), the Company cancelled the loan receivable from i-TeleCo.com, Inc., a wholly owned subsidiary, in the amount of $102,364. The transaction was recorded as a capital transaction.

On October 17, 2000, the Company issued 259 restricted and 87 free trading shares of the Company's common stock for services totaling $13,000.

On August 29, 2000, the Company issued 6,384 restricted shares of common stock to Atlas Equity Group, Inc., a related party, for reimbursement of office expense. This transaction was valued at $24,000.

On August 29, 2000, the Company issued 108,604 restricted shares of the Company's common stock in satisfaction for various notes payable and accrued interest due. Total shares were valued at $408,306.

On August 9, 2000, the Company issued 5,187 restricted shares of common stock in consideration for settlement fees in connection with OnlineFood.com, Inc. This transaction was valued at $19,500.

During the year ended December 31, 2000, the Company issued 13,745 shares of restricted common stock in consideration for consulting and management services. Total value of shares issued were $357,750.

During the year ended December 31, 1999, the Company issued 25,934 shares of common stock in connection with a stock for stock exchange agreement with Quentin Road Productions, Inc. (a related party) for common shares of WealthHound.com, Inc. dated December 8, 1999. The exchange was valued at $1,500.

During the year ended December 31, 1999, the Company issued 34,578 shares of common stock in connection with a common stock share and exchange agreement dated December 1, 1999 with i-AuctionTech.com, Inc. The exchange was valued at $2,000.

During the year ended December 31, 1999, the Company issued 2,593 shares of common stock in consideration for legal services. This transaction was valued at $500.

During the year ended December 31, 1999, the Company issued 2,593 shares of common stock in consideration of managerial services to a related party. This transaction was valued at $500.

                              I-INCUBATOR.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

During the period May 5, 1997 (inception) through December 31, 1998, the Company issued 5,187 shares of common stock in consideration for management services provided by the then acting President of the Company, James Lee. This transaction was valued at $4,000.

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION

     i-Incubator.com, Inc. ("the Company" or "Incubator"), formerly Master Communications Corp., was incorporated on May 5, 1997 under the laws of the State of Florida. The Company's primary objective was to position itself as an internet incubator. Similar to other incubators, it intended to provide venture capital, technical expertise and marketing assistance to development stage companies. The Company's ticker symbol changed on December 7, 1999 to "INQU" to better reflect its name change and direction. Since its spin-off of its assets in January 2001, the Company has been primarily dedicated to acquiring businesses either through acquisition or merger.

     On December 17, 1998, the Company formed i-TeleCo.com, Inc. ("Teleco"), formerly Mastertel Communications Corp., under the laws of the state of Florida. Teleco has the authority to issue 50,000,000 shares of common stock and intends to position itself to take advantage of opportunities available in the telecommunications industry. Teleco is a development stage company that has had limited activity.

     On November 22, 1999, the Company formed i-RealtyAuction.com, Inc. ("RealtyAuction"). In connection therewith, it received 700,000 common shares, representing a 70% ownership interest. The shares were issued in consideration for services rendered relating to RealtyAuction's formation. Global Realty Management Group, Inc. ("Global") (a related company) was issued 300,000 common shares of RealtyAuction, representing a 30% interest. The shares were issued in exchange for $30,000 and 500,000 common shares of Global. RealtyAuction has the authority to issue 100,000,000 shares of common stock at .001 par value. RealtyAuction is a development stage company that has had limited activity.

     On December 1, 1999, the Company entered into a stock exchange agreement with i-AuctionTech.com, Inc. ("AuctionTech"). The agreement provides for the acquisition of 100% of the outstanding shares of AuctionTech. In connection therewith, the Company issued 2,000,000 (34,578 as restated for the April 2, 2002 reverse stock split) restricted common shares to AuctionTech's stockholders. AuctionTech was incorporated on November 3, 1999 under the laws of the state of Delaware and has the authority to issue 50,000,000 shares of common stock. AuctionTech intends to develop internet auction technology. On October 12, 2000, the stockholders agreed to dissolve the Company and filed a certificate of dissolution with the state of Delaware on October 27, 2000.

     On December 23, 1999, the company formed i-Aerobids.com, Inc. ("Aerobids") under the laws of the state of Delaware. Aerobids has the authority to issue 50,000,000 shares of common stock and intends to develop an auction website devoted entirely to aviation related parts and accessories. Aerobids is a development stage company that has had limited activity.

     On December 23, 1999, the Company formed i-CarAuction.com, Inc. ("CarAuction") under the laws of the state of Delaware. CarAuction has the authority to issue 50,000,000 shares of common stock and intends to develop an auction website devoted entirely to automobiles and related accessories. CarAuction is a development stage company that has had limited activity.

     On December 23, 1999, the company formed i-AntiqueAuction.com, Inc. ("AntiqueAuction") under the laws of the state of Delaware. AntiqueAuction has the authority to issue 50,000,000 shares of common stock and intends to develop an auction website devoted entirely to antiques and related accessories. AntiqueAuction is a development stage company that has had limited activity.

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

     On January 19, 2001, the Company issued an agreement and plan of distribution ("spin-off") with its subsidiaries and investment in WealthHound.com, Inc. On spin-off, the shareholders of Incubator received the following amount of shares for each share (.5784 as restated for the April 2, 2002 reverse stock split) of common stock.

     .7810 shares of i-Teleco.com, Inc. for each share of i-Incubator.com, Inc.

     .4111 shares of i-Aerobid.com, Inc. for each share of i-Incubator.com, Inc.

     .1439 shares of i-Realtyauction.com, Inc. for each share of i-Incubator.com, Inc.

     .4111 shares of i-Antiqueauction.com, Inc. for each share of i-Incubator.com, Inc.

     .4111 shares of i-Carauction.com, Inc. for each share of i-Incubator.com, Inc.

     0.62 shares of WealthHound.com, Inc. for each share of i-Incubator.com, Inc.

     As a result of the spin-off and shares distribution, Atlas Equity Group, Inc., a related party, in which Michael D. Farkas is a beneficial owner, received 21% of the companies' outstanding common stock owned by Incubator; the Farkas Group, Inc., in which Michael D. Farkas is a beneficial owner, received 13.5% of the companies' outstanding common stock owned by Incubator; and GSM Communication, Inc., in which Michael D. Farkas is a beneficial owner, received 11.3% of the companies' outstanding common stock owned by Incubator.

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

     PROPERTY AND EQUIPMENT/DEPRECIATION

     Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method. Total depreciation for the year ended December 31, 2001 and 2000 was $0 and $2,029, respectively.

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

     NET LOSS PER SHARE

     The Company has adopted SFAS No. 128 "Earnings Per Share." Basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments, only if they are dilutive in nature with regards to earnings per share. Since the Company has net losses for all periods, basic loss per share and diluted loss per share are the same.

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

     RECLASSIFICATION

     The financial statements for the year ended December 31, 2000, has been reclassified to conform with the presentation for the current period.

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from May 5, 1997 (date of inception) to December 31, 2001 amounted to $1,321,756. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

5.   OTHER ASSETS

     On December 8, 1999, the Company entered into an agreement with Quentin Road Productions, Inc. ("Quentin"), a related company, for the exchange of 1,500,000 restricted common shares of WealthHound that were owned by Quentin for 25,934 restricted common shares of the Company's common shares. The shares acquired in the exchange represent an approximate 3% interest in WealthHound. The company carried the investment on the cost method. Management estimated the value of this transaction by using available market information and applying discounts that account for the restricted nature of the shares, lack of marketability and its low trading volume. However, considerable judgment is required to interpret market data in developing fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

     On January 19, 2001, the Company issued an agreement and plan of distribution ("spin-off') with its investment in WealthHound.com, Inc. The shareholders of the Company received 1.5 shares of WealthHound.com, Inc. for each share (.5784 as restated) of Incubator.

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

6.   DEFERRED INCOME TAXES

     As of December 31, 2001 and 2000, the Company has carry-forward losses for income tax purposes of approximately $983,000 and $840,000, respectively, that may be offset against future taxable income. As of December 31, 2001, the Company incurred $338,581 of expenses for the purchases of various domain names from related parties. Pursuant to Internal Revenue Code 267(a)(2) these expenses may not be deducted by the Company until the related parties recognize the income and accordingly, have not been included in the carry-forward loss. The carry-forward loss expires at various years through 2020. Due to the uncertainty regarding the success of future operations, management has not recognized any future income tax benefits that may arise from the utilization of the loss carry-forward.

                                                                                   December 31,
                                                                       2001                            2000
                                                                       ----                            ----
       Deferred tax assets arising from net
         operating losses                                       $      388,300                    $   331,800
       Less:  Valuation allowance                                     (388,300)                      (331,800)
                                                                      --------                       --------

       Net deferred tax assets                                  $            0                    $         0
                                                                =            =

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses as of December 30, 2001 and December 31, 2000 are as follows:

                                                                         December 31,
                                                                    2001                2000
                                                                    ----                ----
       Accounts payable                                        $      152,738       $     72,226
       Accrued expense                                                  7,512             16,961
       Accrued interest                                                 8,737              1,071
                                                                        -----             --------

       Total accounts payable and accrued expenses             $      168,987       $     90,258
                                                                      =======             ======

8.   NOTES PAYABLE

     As of December 31, 2001 and 2000, notes payable to related parties aggregated $76,100 and $32,600, respectively. These notes are short-term borrowings with maturities of less than one year with interest rate of 12% per annum.

     On December 7, 1999, the Company issued a non-interest bearing note to Rebecca Brock, a related party, in connection with the acquisition of a domain name, value at $120,000. These notes have been discounted based on an imputed interest rate of 10%. On November 20, 2001, the note was converted to restricted shares of common stock. (see note 12).

     On December 28, 1999, the Company issued a non-interest bearing note to Michael D. Farkas, a related party, in connection with the acquisition of domain names at $10,000 a month for 24 months. The note has been discounted based on an imputed interest rate of 10%. This note, valued at $235,132, was cancelled pursuant to an agreement dated September 1, 2000 and included in income during the year ended December 31, 2000.

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

9.   DUE FROM/TO AFFILIATES

     The Company and its affiliates have from time to time, made advances and/or made payments on behalf its subsidiaries. These advances are non-interest bearing and are due on demand. As of December 31, 2001 and 2000, due from affiliates totaled $70 and $103,359, respectively. As of December 31, 2001 and 2000, loans and advances - related party totaled $33,213 and $48,213, respectively. On January 19, 2001, the Company issued an agreement and plan of distribution (spin-off) with i-TeleCo.com, Inc. ("Teleco"), a wholly-owned subsidiary of Incubator. Prior to the distribution, the Company cancelled debt owed from Teleco of $102,364, which was recorded as a capital transaction.

10.  PAYROLL TAXES

     As of December 31, 2001 and 2000, the Company has incurred payroll tax liabilities of totaling $19,020 and $15,276, respectively. The Company is currently delinquent with both its federal and state payroll tax obligations.

11.  COMMITMENTS AND CONTINGENCIES

     On November 24, 1999, the Company agreed to engage Kulat Communications, Inc., ("Kulat") on a month-to-month basis. Kulat provides public relations consultation and various marketing programs. Through September 30, 2001, the Company has incurred fees of approximately $18,919 in connection with this arrangement. On October 17, 2000, the Company issued 259 restricted and 87 free trading shares of the Company's common stock in satisfaction of $13,000 liability. Concurrently, the Company terminated its agreement with Kulat.

     On January 1, 2001, the Company entered into an agreement with Atlas Equity Group, Inc. for $2,500 per month for office rent and administrative charges to the Company.

12.  STOCKHOLDERS' EQUITY

     On March 11, 2002, the Board of Directors approved a 1-57.84 reverse stock split of its authorized and issued common stock, with a record date of April 2, 2002. The financial statements and the following notes have been adjusted and restated to give effect to the split.

     The Company issued 5,187 common shares to James F. Lee, former President, and the Company's sole officer and director, in consideration for management services valued at $4,000. This individual is deemed to be founders and affiliates of the Company. Concurrently, the Company entered into a private offering of securities pursuant to regulation D, Rule 504, promulgated under the Securities Act of 1933. Common Shares were offered to non-accredited investors for cash consideration of 1.334 cents per share. 19,450 shares were issued to related parties and 12,967 shares issued to unrelated parties.

     On March 20, 1998, Mr. Lee sold his ownership interest in the Company to Farkas Group in a private transaction subject to Section 4(2) of the Securities Act of 1933. Farkas Group is a privately held company owned by Farkas.

     In January 1999, the Company issued 155,602 common shares to Farkas Group, Atlas and GSM, all of which are owned by Farkas and are deemed to be related parties. These common shares were issued for a cash consideration of $300.

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

     In January 1999, the Company issued 2,593 post-split shares of common stock to Jamee Kalimi (f/k/a Freeman), President, in consideration for managerial services rendered valued at $500.

     In January 1999, the Company engaged legal counsel for services relating to SEC filings and related documentation. In connection therewith, the Company issued 2,593 shares of common stock valued at $500, as additional payment for the services performed.

     In March 1999, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated under the Securities Act of 1933. Common shares were offered to non-accredited investors for cash consideration of $53,500. 259 shares were issued to Brock and 27,490 shares were issued to third parties.

     On December 1, 1999, the Company entered into a stock exchange agreement with AuctionTech (see note 1). The agreement provided for the acquisition of all of the outstanding shares of AuctionTech. In connection therewith, the Company issued 34,578 restricted common shares to AuctionTech's stockholders. Management estimated the value of this transaction to be $2,000.

     On December 8, 1999, the Company entered into a stock exchange agreement with Quentin to transfer 1,500,000 of restricted common shares of WealthHound owned by Quentin for 25,934 restricted shares of the Company's common stock (see note 4). The common shares exchanged represent approximately 3% interest in WealthHound. Management valued the estimated fair market value of this transaction to be $1,500.

     On July 17, 2000, the Company agreed to issue 13,745 restricted shares of the company's common stock in exchange for various consulting and management services. The shares were valued at $357,750. Management estimated the value of this transaction by using available market information and applying discounts that account for the restricted nature of the shares, lack of marketability and its low trading volume. However, considerable judgment is required to interpret market data in developing fair value (see note 1 - Use of Estimates).

     On August 9, 2000, the Company agreed to issue 5,187 restricted shares of the Company's common stock in exchange for a mutual release and termination of a stock purchase agreement with OnlineFood.com, Inc. valued at $19,500. In connection therewith, the Company also agreed to forgive $50,000 of advances made to OnlineFood.com, Inc.

     On August 29, 2000, the Company converted various promissory notes and accrued interest owed to Titan Corporation Limited totaling $72,386 into 19,254 restricted shares of the Company's common stock. These shares are restricted in accordance with Rule 144 of the Securities Act of 1933.

     On August 29, 2000, the Company converted various promissory notes and accrued interest owed to Atlas, totaling $69,478 into 18,480 restricted shares of the Company's common stock. These shares are restricted in accordance with Rule 144 of the Securities Act of 1933.

     On August 29, 2000, the Company converted a promissory note and accrued interest owed to Sharei Chesed totaling $32,297 into 8,591 restricted shares of the Company's common stock. These shares are restricted in accordance with Rule 144 of the Securities Act of 1933.

     On August 29, 2000, the Company converted a promissory note and accrued interest owed to Chasdai Yitzchok totaling $32,155 into 8,553 restricted shares of the Company's common stock. These shares are restricted in accordance with Rule 144 of the Securities Act of 1933.

     On August 29, 2000, the Company converted a promissory note and accrued interest owed to Scott Cohen totaling $52,312 into 13,914 restricted shares of the Company's common stock. These shares are restricted in accordance with Rule 144 of the Securities Act of 1933.

     On August 29, 2000, the Company converted various promissory notes and accrued interest owed to Romano Limited totaling $149,678 into 39,812 restricted shares of the Company's common stock. These shares are restricted in accordance with Rule 144 of the Securities Act of 1933.

     On August 29, 2000, the Company cancelled the agreement with Atlas for office expense reimbursements of $6,000 per month and total amount accrued of $24,000 as of August 2000 was converted into 6,384 restricted shares of the Company's common stock.

     On October 17, 2000, the Company converted debt owed to Kulat Communications ("Kulat"), Inc. totaling $13,000 into 259 restricted and 87 free trading shares of the Company's common stock in satisfaction of the $13,000 liability. Concurrently, the Company terminated its agreement with Kulat.

     On November 20, 2001, the Company issued 75,064 restricted common stock to Atlas Equity Group, Inc., a related party, for past due rent and administrative fees in the amount of $30,392.

     On November 20, 2001, the $1,670 notes payable to The Farkas Group, Inc., a related party, was converted to 4,124 restricted shares of common stock.

     On November 20, 2001, the $120,000 note payable to Rebecca Brock, a related party, was converted to 296,384 restricted shares of common stock.

13.  OFFICERS AND BOARD OF DIRECTORS

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

14.  WARRANTS

     During the year ended December 31, 2000, the Company issued six warrants listed below, for an equivalent 5,030 shares of common stock, in connection with promissory notes issued. The warrants exercise price and date of expiration are as follows:

                                                              SHARES TO                 PRICE PER
           DATE                   DESCRIPTION              SUBSCRIBE                        SHARE                 EXPIRES
           ----                   -----------              ---------                        -----                 -------
      02/02/00           Titan Corporation Ltd.                      138                $145/Share               02/02/02
      03/24/00           Romano Limited                            2,075                $116/Share               03/24/02
      04/05/00           Romano Limited                            1,383                $116/Share               04/05/02
      04/05/00           Titan Corporation Ltd.                      266                $94/Share                04/05/02
      04/15/00           Titan Corporation Ltd.                      615                $32/Share                04/15/02
      05/01/00           Atlas Equity Group, Inc.                    553                $29/Share                05/01/02
                                                                     ---
                         Total                                     5,030
                                                                   =====

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

     The notes payables were issued with detachable warrants. The warrants were calculated using the Black Scholes Method using an 80% volatility, risk free interest rate of 6%, a dividend yield of 0%, and a weighted average expected life of two years.

     No warrants have been exercised as of December 31, 2001. The warrants have not been included in the computation of earnings per share. SFAS No. 128 "Earnings Per Share" contemplates a complete conversion to common shares of all convertible instruments, only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred net losses for all periods, warrants have not been included in the weighted average computation of common shares outstanding (see note 2 - Net Loss Per Share).

15.  RELATED PARTY TRANSACTIONS

     In January 1999, the Company agreed to reimburse Atlas $1,000 per month (on a month- to-month basis) for operating and administrative expenses. On November 30, 1999, the Company agreed to increase the reimbursements to $6,000 per month, commencing December 1999. On August 29, 2000, this agreement was cancelled and the total amount accrued of $24,000 was converted into 6,384 restricted shares of the Company's common stock. On January 1, 2001, the Company reached a new agreement with Atlas totaling $2,500 per month for office rent and administrative services.

     In 1999, the Company paid Farkas Group, a related party, $5,000 for assisting in creating a private placement-offering document.

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

     Furthermore, on September 1, 2000 the Company entered into an agreement with Farkas which terminated agreement dated December 28, 1999 relating to the purchase of various domain names. The agreement is deemed null and void and both the Company and Farkas waved their respective rights to any further obligation. The subsidiaries of the Company agreed that they shall retain ownership interest in the domain names and the related liabilities totaling $250,000 (see note 8).

     On December 7, 1999, the Company entered into an agreement with Brock. In connection therewith, the Company agreed to pay $120,000 to Brock, $20,000 upon the execution of the agreement and $10,000 per month for a period of 10 months commencing January 1, 2000. No payments have been made as of the date of this financial statement. The note was discounted on the same basis as the Farkas note. On November 11, 2001, this note was converted to restricted shares of common stock (see note 12).

     On December 6, 1999, AuctionTech paid $5,000 to Scott Mager (a stockholder and related party) for consulting services.

     On January 6, 2000, the Company paid Scott Mager, a related party, $50,000 for consulting services rendered to AuctionTech (see note 1).

I-INCUBATOR.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

16.  SUBSEQUENT EVENTS

On February 22, 2002, the Company authorized an amendment to the Articles of Incorporation of the Company to increase the authorized common stock from 50,000,000 to 2,000,000,000 and the adoption of a blank check preferred class of stock. On March 22, 2002, the Company authorized a 1-57.84 reverse stock split of its authorized and issued common stock, with a record date of April 2, 2002. The financial statements have been adjusted to reflect these changes.

On March 21, 2002, the Company established a subsidiary in the State of Delaware called INQU Acquisition Corp. Jamee Kalimi was appointed the sole member of the Board of Directors and sole officer of the subsidiary.

On March 28, 2002, pursuant to an agreement with the Company dated November 20, 2001, Atlas Equity Group, Inc. converted its debt of $69,407.94 into 171,428 shares of common stock.

On April 11, 2002, the Company entered into a Bonus Stock Issuance Agreement with Jamee Kalimi, the President and Director of the Company. Under the terms of the agreement, Ms. Kalimi is entitled to receive 50,000 shares of the Company's common stock as a bonus.

On April 11, 2002, the Company entered into a Bonus Stock Issuance Agreement with Michael D. Farkas, a Director of the Company. Under the terms of the agreement, Mr. Farkas is entitled to receive 300,000 shares of the Company's common stock as a bonus.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

The directors and officers of the Company and its subsidiaries, as of March 31, 2002, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

                                            With Company
Name                       Age              Since         Director/position
                           ---              -----         -----------------
Jamee Kalimi               33               1998          President, Secretary
                                                          and Director
Michael D. Farkas          30               2000          Director

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

Michael D. Farkas, 30, has been Director of the Company since March 14, 2000. Mr. Farkas has been the Chairman of the Board of Directors and Chief Executive Officer of

Wealthhound.com, Inc. a publicly traded company listed on the National Quotations Bureau Pink Sheets (NQB:WLTH) since March 7, 2000. He is Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director of Global Realty Management Group, Inc. a publicly traded company listed on the OTC Electronic Bulletin Board (OTCBB:GRMG). Prior to joining WealthHound.com, Mr. Farkas founded Atlas Recreational Holdings which owns a controlling interest in Holiday RV Superstores, Inc., a publicly traded company on Nasdaq (NASDAQ:RVEE). Since 1995, Mr. Farkas has concentrated his business activities on mergers and acquisitions, financial consulting and fund raising primarily in the telecommunications, information technology and other hi-tech ventures through Atlas Equity Group, Inc. and Warrior Equity Partners, Inc.(each of which Mr. Farkas founded and is President). He has also specialized in mergers and acquisitions for various entrepreneurial companies and prior to that served as a financial consultant to several NYSE member firms including Paine Webber and Prudential Securities.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Jamee Freeman and GSM Communications, Inc. Such Form 3's were filed late. Form 5's were not filed for our fiscal year ended December 31, 2001 since all reportable transactions for this fiscal year were reported on Form 3's filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION
--------------------------------

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal year ending December 31, 2001 for the executive officers who were serving as of fiscal year ending December 31, 2000, whose salary and bonus during fiscal year ending December 31, 2001 exceeded $100,000. In 2001, no officer received compensation in excess of $100,000.

Summary Compensation Table

ANNUAL COMPENSATION

Name and Principal         Position         Year     Salary   Bonus    Restricted     Stock       Award
------------------         --------         ----     ------   -----    ----------     -----       -----

Jamee Kalimi               President        2001     $12,242   0           0             0          0

Employment Agreements. No officer or director has been granted an employment contract or been provided a future benefit to be received upon separation from service with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The following table sets forth as of April 12, 2002, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

Security Ownership of Beneficial Owners (1):

TITLE OF CLASS             NAME & ADDRESS                     AMOUNT                    PERCENT
--------------             --------------                     ------                    -------
Common Stock               Michael D. Farkas (2)              433,026                   44.74%
                           294 South Coconut Lane
                           Miami, Florida 33131

Security Ownership of Management:

TITLE OF CLASS             NAME & ADDRESS                     AMOUNT                    PERCENT
--------------             --------------                     ------                    -------
Common Stock               Jamee Kalimi                         4,141                   *
                           3314 Oak Drive
                           Hollywood, Florida 33021

                           Michael D. Farkas                  433,026                   44.74%
                           294 South Coconut Lane
                           Miami, Florida 33131

All directors and executive                                   437,167                   46.20%
officers as a group (2 persons)


(1) The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.

(2) Includes 61,118 shares held by Farkas Group, Inc., 327,087 shares held by Atlas Equity Group, Inc., and 43,465 shares held by GSM Communications, Inc. Michael D. Farkas is the sole shareholder and principal of each of these entities. In addition, includes the 1,297 shares which he personally owns.

*  Less than one percent

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

3(i)      Certificate of Incorporation, as amended (1)

3.2       Bylaws, as amended (1)

(1) Incorporated by reference to the Registrant's Form 10-SB, filed on (SEC File No. 000-26951).

(b)        Reports on Form 8-K

           We did not file any reports on Form 8-K for the year ended December 31, 2001.

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

Dated:     April 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                           Title                              Date
----                           -----                              ----
/s/ Jamee Kalimi              President Secretary and Director    April 15, 2002
---------------------------


/s/ Michael D, Farkas         Director                            April 15, 2002
---------------------------