Form 10QSB
period 2002-03-31
I INCUBATOR COM INC
filed 2002-05-23
CIK 1044693

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


                                   59-3442557
                                (I.R.S. Employer
                              Identification No.)

                    4966 El Camino Real, Los Altos, CA    94022
               (Address of Principal Executive Offices) (Zip Code)

                                 (650) 969-5000
                (Issuer's Telephone Number, Including Area Code)

             1221 Brickell Avenue, Suite 900, Miami, Florida 33131
                                (Former address)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes          No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2002 the Company had 24,345,859 shares of Common Stock outstanding, $0.0001 par value.

I-INCUBATOR.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS
-------------------------------------------------------------------------------


Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and
Analysis of Financial Condition and
Results of Operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information

Item 6. Exhibits and Reports of Form 8-K.

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2000 and 2001. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

I-INCUBATOR.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED
MARCH 31, 2002 AND AS OF DECEMBER 31, 2001
AND FOR THE PERIOD MAY 5, 1997 (DATE OF INCEPTION)
THROUGH MARCH 31, 2002

I-INCUBATOR.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                       Page(s)

Consolidated Balance Sheets                                                1

Consolidated Statements of Operations                                      2

Consolidated Statements of Stockholders' Deficit                         3 - 5

Consolidated Statements of Cash Flows                                    6 - 7

Notes to Consolidated Financial Statements                               8 - 13

I-INCUBATOR.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)
                                                                            THREE MONTHS ENDED              YEAR ENDED
                                                                               MARCH 31,                   DECEMBER 31,
                                                                                  2002                         2001
                                                                       ------------------------        ---------------------
ASSETS

CURRENT ASSETS:
     Cash                                                              $                     0       $                    0
                                                                       ------------------------      -----------------------

          Total current assets                                                               0                            0
                                                                       ------------------------      -----------------------

OTHER ASSETS:
     Organization cost                                                                     489                            0
     Due from affiliate                                                                     70                           70
                                                                       ------------------------      -----------------------

         Total other assets                                                                559                           70
                                                                       ------------------------      -----------------------

          TOTAL ASSETS                                                 $                   559       $                   70
                                                                       ========================      =======================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                              $              182,121       $              168,987
     Notes payable - related parties                                                    15,000                       76,100
     Due to affiliates                                                                  35,786                       33,213
                                                                       ------------------------      -----------------------

         Total current liabilities                                                     232,907                      278,300
                                                                       ------------------------      -----------------------

STOCKHOLDERS' DEFICIT:
     Common Stock, par value $.0001 per share; 34,578,146 shares authorized;
        967,919 and 796,491 shares issued and outstanding at March 31, 2002 and
        December 31, 2001, respectively                                                     97                           80
     Additional paid-in capital                                                      1,028,863                      959,474
     Warrants                                                                           83,972                       83,972
     Deficit accumulated during the development stage                               (1,345,280)                  (1,321,756)
                                                                       ------------------------      -----------------------

          Total stockholders' deficit                                                 (232,348)                    (278,230)
                                                                       ------------------------      -----------------------

          TOTAL LIABILITIES AND STOCKHOLDERS'
            DEFICIT                                                    $                   559       $                   70
                                                                       ========================      =======================

   The accompanying notes are an integral part of these financial statements.
                                      - 1 -

I-INCUBATOR.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                      FOR THE PERIOD
                                                       THREE MONTHS ENDED                               MAY 5, 1997
                                                         MARCH 31,                                   (DATE OF INCEPTION) TO
                                                           2002                  2001                 MARCH 31, 2002
                                                  --------------------  ---------------------    ------------------------
DEVELOPMENT STAGE REVENUES                        $                 0   $                  0     $                   0
                                                  --------------------  ---------------------    ------------------------

DEVELOPMENT STAGE EXPENSES
     Bank charges                                                  30                     62                       826
     Business promotion                                             0                  2,050                    25,130
     Corporate fees                                             2,018                  4,018                    37,213
     Consulting fees                                                0                      0                   384,910
     Depreciation                                                   0                      0                     2,029
     Domain name                                                    0                      0                   338,581
     Dues and subscriptions                                         0                      0                       297
     Office general                                             7,500                  7,500                   104,867
     Office supplies                                            2,496                      0                     2,496
     On-line services                                             105                    105                       875
     Printing                                                       0                  1,729                     4,395
     Postage and delivery                                           0                    161                     2,955
     Professional fees                                          9,234                 18,159                   253,401
     Payroll taxes                                                  0                    900                    12,763
     Salary                                                         0                  9,208                   139,080
     Seminars and conferences                                       0                      0                     4,320
     Telephone                                                    223                    163                     3,291
     Travel                                                         0                    280                     1,432
                                                  --------------------  ---------------------    ------------------------

TOTAL DEVELOPMENT STAGE EXPENSES                               21,606                 44,335                 1,318,861
                                                  --------------------  ---------------------    ------------------------

LOSS FROM OPERATIONS                                          (21,606)               (44,335)                1,318,861
                                                  --------------------  ---------------------    ------------------------

OTHER INCOME (EXPENSES):
     Interest income                                                0                      0                     1,091
     Interest expense                                          (1,918)                (1,625)                 (134,164)
     Loss on investment in subsidiary                               0                 (2,600)                  (54,600)
     Other expenses                                                 0                      0                   (18,258)
                                                  --------------------  ---------------------    ------------------------

TOTAL OTHER INCOME (EXPENSES):                                 (1,918)                (2,600)                 (205,931)
                                                  --------------------  ---------------------    ------------------------

EXTRAORDINARY ITEMS:
     Loss on cancellation of loan                                   0                      0                   (55,620)
     Loss on cancellation of debt (as restated)                     0                      0                   235,132
                                                  --------------------  ---------------------    ------------------------
                                                                    0                      0                   179,512
                                                  --------------------  ---------------------    ------------------------

NET LOSS                                          $           (23,524)  $            (46,935)    $          (1,345,280)
                                                  ====================  =====================    ========================

LOSS PER COMMON SHARE
     Basic and Diluted                            $            (0.024)  $             (0.112)
                                                  ====================  =====================

Weighted-average number of common shares
     outstanding                                              967,919                420,917
                                                  ====================  =====================

   The accompanying notes are an integral part of these financial statements.
                                      - 2 -

I-INCUBATOR.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------------

                                                                                                            DEFICIT
                                                                                                            ACCUMULATED
                                                                                ADDITIONAL                  DURING THE
                                                              COMMON STOCK      PAID-IN                     DEVELOPMENT
                                                        SHARES        AMOUNT    CAPITAL      WARRANTS       STAGE         TOTAL
                                                        ------        ------    -------      --------       -----         -----
Balance, May 5, 1997 (date of inception)                     0     $      0     $      0     $      0     $      0      $      0

Restricted common stock issued to related
     parties for consulting fees                         5,187            1        3,999            0            0         4,000

Restricted common stock issued to related parties       19,450            2       14,998            0            0        15,000

Common stock issued to third parties                    12,967            1        9,999            0            0        10,000

Deficit accumulated for the period
     May 5, 1997 (date of inception) through
     December 31, 1997                                       0            0            0            0       (9,747)       (9,747)
                                                      --------     --------     --------     --------     --------      --------

Balance, December 31, 1997                              37,604            4       28,996            0       (9,747)       19,253

Deficit accumulated for the year ended
     December 31, 1998                                       0            0            0            0      (11,111)      (11,111)
                                                      --------     --------     --------     --------     --------      --------

Balance, December 31, 1998                              37,604            4       28,996            0      (20,858)        8,142

Restricted common stock issued to related
     parties for private offering                      155,602           16          284            0            0           300

Restricted common stock issued to a related
     party for managerial services                       2,593            0          500            0            0           500

Restricted common stock issued for
     legal services                                      2,593            0          500            0            0           500

   The accompanying notes are an integral part of these financial statements.
                                      - 3 -

I-INCUBATOR.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED) (continued)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                            DEFICIT
                                                                                                            ACCUMULATED
                                                                                ADDITIONAL                  DURING THE
                                                              COMMON STOCK      PAID-IN                     DEVELOPMENT
                                                        SHARES        AMOUNT    CAPITAL      WARRANTS       STAGE         TOTAL
                                                        ------        ------    -------      --------       -----         -----
Restricted common stock issued to related party            259     $      0     $    500     $      0    $       0      $    500

Common stock issued to third parties                    27,490            3       52,997            0            0        53,000

Restricted common stock issued to related parties
     in connection with the acquisition of
     i-AuctionTech.com, Inc.                            34,578            3        1,997            0            0         2,000

Restricted common stock issued to Quentin Road
     Productions, Inc. (a related party)                25,934            3        1,497            0            0         1,500

Deficit accumulated during the development stage
     for the year ended December 31, 1999                    0            0            0            0     (492,334)     (492,334)
                                                      --------     --------     --------     --------      --------      --------

Balance, December 31, 1999                             286,653           29       87,271            0     (513,192)     (425,892)

Restricted common stock issued for consulting
     managerial services                                13,745            1      357,749            0            0       357,750

Restricted common stock issued in connection
     with a settlement agreement with
     Online Food.com, Inc.                               5,187            1       19,499            0            0        19,500

Restricted common stock issued in exchange
     for notes payable                                 108,604           11      408,295                         0       408,306

   The accompanying notes are an integral part of these financial statements.
                                      - 4 -

I-INCUBATOR.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED) (continued)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                        DEFICIT
                                                                                                        ACCUMULATED
                                                                            ADDITIONAL                  DURING THE
                                                       COMMON STOCK         PAID-IN                     DEVELOPMENT
                                                   SHARES        AMOUNT     CAPITAL      WARRANTS       STAGE         TOTAL
                                                   ------        ------     -------      --------       -----         -----
Restricted common stock issued in exchange
     for office expense-related party               6,384   $         1   $    23,999    $         0   $         0    $    24,000

Warrants issued in connection with notes
     payable                                            0             0             0         83,972             0         83,972

Common stock issued for services                      346             0        13,000              0             0         13,000

Deficit accumulated for the year ended
     December 31, 2000                                  0             0             0              0      (665,221)      (665,221)
                                              -----------   -----------   -----------    -----------   -----------    -----------

Balance, December 31, 2000                        420,919            43       909,813         83,972    (1,178,413)      (184,585)

Cancellation of loan receivable - related part          0             0      (102,364)             0             0       (102,364)

Restricted common stock issued for rent
     and administrative services                   75,064             7        30,385              0             0         30,392

Restricted common stock issued  in
     exchange or notes payable                    300,508            30       121,640              0             0        121,670

Deficit accumulated for the year ended
     December 31, 2001                                  0             0             0              0      (143,343)      (143,343)
                                              -----------   -----------   -----------    -----------   -----------    -----------

Balance, December 31, 2001                        796,491            80       959,474         83,972    (1,321,756)      (278,230)

Common stock issued for conversion of
     notes payable                                171,428            17        69,389              0             0         69,406

Deficit accumulated for the three months
     ended March 31, 2002                               0             0             0              0       (23,524)       (23,524)
                                              -----------   -----------   -----------    -----------   -----------    -----------

Balance, March 31, 2002                           967,919   $        97   $ 1,028,863    $    83,972   $(1,345,280)   $  (232,348)
                                              ===========   ===========   ===========    ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.
                                      - 5 -

I-INCUBATOR.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------
                                                                                                      FOR THE PERIOD
                                                                      THREE MONTHS ENDED               MAY 5, 1997
                                                                          MARCH 31,                  (DATE OF INCEPTION) TO
                                                                    2002              2001            MARCH 31, 2002
                                                             ---------------  -----------------  -----------------------
OPERATING ACTIVITIES:
     Deficit accumulated during the development stage          $    (23,524)    $     (150,925)  $         (1,345,280)
      Adjustments to reconcile net loss to net cash
       used in operations:
      Organization cost                                                (489)                 0                   (489)
      Warrants issued in connection with
         promissory notes                                                 0                  0                 83,972
      Common stock issued for services                                    0                  0                 13,000
      Common stock issued for settlement fees                             0                  0                 19,500
      Common stock issued for legal services                              0                  0                    500
      Common stock issued for consulting                                  0                  0                358,250
      Common stock issued for reimbursement
         of office expense                                                0                  0                 54,392
      (Increase) decrease in prepaid expenses                             0             (2,500)                     0
      Increase (decrease) in accounts payable
         and accrued expenses                                        21,440             31,190                219,808
      Increase (decrease) in loans and advances                           0                  0                 48,213
                                                             ---------------  -----------------  ---------------------

           Net cash used in operating activities                     (2,573)          (122,235)              (548,134)
                                                             ---------------  -----------------  ---------------------

INVESTING ACTIVITIES:
    Investments in unconsolidated subsidiaries                            0              2,600                  3,500
                                                             ---------------  -----------------  ---------------------

           Net cash provided by investing activities                      0              2,600                  3,500
                                                             ---------------  -----------------  ---------------------

FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                    0                  0                 63,300
    Proceeds from notes payable                                           0             32,900                460,200
    Due from affiliates                                                   0            (15,000)                     0
    Due to affiliates                                                 2,573            103,289                (98,866)
    Note payable for domain name                                          0                  0                120,000
                                                             ---------------  -----------------  ---------------------
    Net cash provided by financing activities                         2,573            121,189                544,634
                                                             ---------------  -----------------  ---------------------

INCREASE in cash                                                          0              1,554                      0
                                                             ---------------  -----------------  ---------------------

CASH, beginning of period                                                 0                527                      0
                                                             ---------------  -----------------  ---------------------

CASH , end of period                                           $          0   $          2,081     $                0
                                                             ===============  =================  =====================

   The accompanying notes are an integral part of these financial statements.
                                     - 6 -

I-INCUBATOR.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

During the three months ended March 2002 and 2001, the Company paid no interest. For the cumulative period May 5, 1997 (inception) to March 31, 2002, the Company paid interest of $299.

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

On January 19, 2001, prior to the plan of distribution (note 1), the Company cancelled the loan receivable from i-TeleCo.com, Inc., a wholly owned subsidiary, in the amount of $102,364. The transaction was recorded as a capital transaction. The statement of operations and cash flows for the three months ended March 31, 2001 has been restated to reflect the cancellation of debt as an adjustment to additional paid-in capital.

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

   The accompanying notes are an integral part of these financial statements.
                                      - 7 -

I-INCUBATOR.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary in order to prepare the interim financial statements have been included. Results for the interim periods are not necessarily indicative of the results that may be expected for the year.

I-INCUBATOR.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Incubator and its wholly-owned subsidiary, INQU Acquisition Corp. Intercompany accounts and transactions were eliminated in consolidation.

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

I-INCUBATOR.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     RECLASSIFICATION

     The financial statements for the three months ended March 31, 2001, has been reclassified to conform with the presentation for the current period.

3.   DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

     The Company's initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions.

     The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until such time as adequate revenues are realized from operations.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from May 5, 1997 (date of inception) to March 31, 2002 amounted to $1,345,280. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

I-INCUBATOR.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

4.   DEFERRED INCOME TAXES

     As of March 31, 2002 and December 31, 2001, the Company has carry-forward losses for income tax purposes of approximately $1,006,000 and $983,000, respectively, that may be offset against future taxable income. As of March 31, 2002, the Company incurred $338,581 of expenses for the purchases of various domain names from related parties. Pursuant to Internal Revenue Code 267(a)(2) these expenses may not be deducted by the Company until the related parties recognize the income and accordingly, have not been included in the carry-forward loss. The carry-forward loss expires at various years through 2020. Due to the uncertainty regarding the success of future operations, management has not recognized any future income tax benefits that may arise from the utilization of the loss carry-forward.

                                                                      (UNAUDITED)
                                                                       MARCH 31,                    DECEMBER 31,
                                                                          2002                          2001
                                                                -----------------------     -------------------------
Deferred tax assets arising from net operating losses           $              397,600        $              388,300
Less: Valuation allowance                                                     (397,600)                     (388,300)
                                                                -----------------------     -------------------------

Net deferred tax asset, net                                     $                    0        $                    0
                                                                =======================     =========================

4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses as of March 31, 2002 and December 31, 2001 are as follows:

                                                                     (UNAUDITED)
                                                                      MARCH 31,                    DECEMBER 31,
                                                                         2002                          2001
                                                              -----------------------------    ---------------------
Accounts payable                                               $              162,137        $              152,738
Accrued expenses                                                               17,637                         7,512
Accrued interest                                                                2,347                         8,737
                                                              ------------------------     -------------------------

Total accounts payable and accrued expenses                    $              182,121        $              168,987
                                                              ========================     =========================

     As of March 31, 2002 and December 31, 2001, the Company has incurred payroll tax liabilities of totaling $19,200 and $19,020, respectively, included in accounts payable. The Company is currently delinquent with both its federal and state payroll tax obligations.

5.   NOTES PAYABLE

     As of March 31, 2002 and December 31, 2001, notes payable to related parties aggregated $15,000 and $76,100, respectively. These notes are short-term borrowings with maturities of less than one year with interest rate of 12% per annum.

     On March 28, 2002, Atlas Equity Group, Inc., a related party, converted its notes payable totaling $61,100 and accrued interest of $8,308 into 171,428 shares of common stock.

6.   DUE FROM/TO AFFILIATES

     The Company and have from time to time, made advances and/or made payments on behalf its affiliates. These advances are non-interest bearing and are due on demand. As of March 31, 2002 and December 31, 2001, due from affiliate totaled $70. As of March 31, 2002 and December 31, 2001, due to affiliates totaled $35,786 and $33,213, respectively.

7.   COMMITMENTS AND CONTINGENCIES

     On January 1, 2001, the Company entered into an agreement with Atlas Equity Group, Inc., a related party, for $2,500 per month for office rent and administrative charges to the Company

     The Company agreed in principle to an employment agreement for its President. The term of the agreement is one year, automatically renewable for a period of one year for each consecutive year thereafter, unless prior notice is given by either the Company or Mrs. Kalimi 90 days prior to the expiration of the contract term. Initial compensation will be at an annual rate of approximately $40,000. As of May 18, 2001, payments to Mrs. Kalimi have ceased.

8.   STOCKHOLDERS' EQUITY

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

     On March 28, 2002, pursuant to an agreement with the Company dated November 20, 2001, Atlas Equity Group, Inc. converted its debt (including accrued interest) of $69,408 into 171,428 shares of common stock.

9.   WARRANTS

     During the year ended December 31, 2000, the Company issued six warrants listed below, for an equivalent 5,030 shares of common stock, in connection with promissory notes issued. The warrants exercise price and date of expiration are as follows:

                                                             SHARES TO                 PRICE PER
             DATE                  DESCRIPTION               SUBSCRIBE                 SHARE                   EXPIRES
        02/02/00          Titan Corporation Ltd.                   138                 $145/Share              02/02/02
        03/24/00          Romano Limited                         2,075                 $116/Share              03/24/02
        04/05/00          Romano Limited                         1,383                 $116/Share              04/05/02
        04/05/00          Titan Corporation Ltd.                   266                  $94/Share              04/05/02
        04/15/00          Titan Corporation Ltd.                   615                  $32/Share              04/15/02
        05/01/00          Atlas Equity Group, Inc.                 553                  $29/Share              05/01/02
                          Total                                  5,030

I-INCUBATOR.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

9.   WARRANTS (continued)

     The notes payables were issued with detachable warrants. The warrants were calculated using the Black Scholes Method using an 80% volatility, risk free interest rate of 6%, a dividend yield of 0%, and a weighted average expected life of two years.

     No warrants have been exercised as of March 31, 2002. The warrants have not been included in the computation of earnings per share. SFAS No. 128 "Earnings Per Share" contemplates a complete conversion to common shares of all convertible instruments, only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred net losses for all periods, warrants have not been included in the weighted average computation of common shares outstanding (see note 2 - Net Loss Per Share).

10.  SUBSEQUENT EVENTS

     Change in Control of the Company
     --------------------------------

     On May 15, 2002, INQU Acquisition Corp. ("Acquisition Corp."), a Delaware corporation and the wholly owned subsidiary of the Company formed on March 21, 2002, merged with Inclusion, Inc., a California corporation ("Inclusion"), with Acquisition Corp. being the surviving corporation (the "Transaction").

     Under the terms of an agreement and plan of merger, each outstanding share of Inclusion was converted into one-fiftieth (1/50th) of a share of the Company's common stock, making Inclusion a wholly-owned subsidiary of the Company. In total, the Company issued 575,520 shares of common stock to the shareholders of Inclusion pursuant to the Transaction. Inclusion paid to the Company a total of $100,000 as part of the Transaction for payment of outstanding liabilities. In addition to the foregoing and in connection with the merger, the Company agreed to issue 113,867 shares of common stock to Atlas Capital Services, LLC, an affiliated party in payment of investment banking services. In connection with the Transaction, Mr. Michael Farkas and Ms. Jamee Kalimi appointed Mr. Martin Nielson, Mr. Paul Goodman, Mr. Suresh Mathai and Mr. Viswanath Sowani to the Board of Directors of the Company and then resigned as directors of the Company.

     Bonus Agreement
     ---------------

     On April 11, 2002, the Company agreed to issue 50,000 shares of common stock to Jamee Kalimi and 300,000 of common stock to Michael Farkas as a bonus for services rendered.

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

PERIOD FROM MAY 5, 1997 (INCEPTION) THROUGH MARCH 31, 2002

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to ($1,318,861), primarily consisting of professional fees ($253,401), consulting fees ($384,910), salary ($139,080), office general ($104,867) and the expense in retaining their domain names ($338,581).

The expenses incurred are in connection with the formation of the company, the beginning stages of developing operations, and fee relating to the Company's annual and quarterly filing.

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Development stage expenses during the three months ended March 31, 2002 were ($21,606) as compared to ($44,335) for the three months ended March 31, 2001.

Expenses for the three months ended March 31, 2002 were primarily professional fees ($9,234) in connection with quarterly regulatory filings and office general ($7,500).

Expenses for the three months ended March 31, 2001 were primarily professional fees ($18,159) in connection with quarterly regulatory filings, office general ($7,500) and salary ($9,208).

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

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security  Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 20, 2002.

                             I-Incubator.com, Inc.
                             (Registrant)

Date: May 20, 2002           /s/ Martin Nielson
                             --------------------------
                                 Martin Nielson
                                 Chairman, Chief
                                 Executive Officer,