Form 10QSB/A
period 2002-03-31
I INCUBATOR COM INC
filed 2002-05-23
CIK 1044693

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB

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

                   Yes          No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 23, 2002 the Company had 967,917 shares of Common Stock outstanding, $0.0001 par value.

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

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security  Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 23, 2002.

                             I-Incubator.com, Inc.
                             (Registrant)

Date: May 23, 2002           /s/ Martin Nielson
                             --------------------------
                                 Martin Nielson
                                 Chairman, Chief
                                 Executive Officer,