Form 10QSB
period 2002-06-30
I INCUBATOR COM INC
filed 2002-08-29
CIK 1044693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-QSB

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                       Act
             of 1934.  For the quarterly period ended June 30, 2002


    [  ] Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934.  For the transition period from  ____ to  ____ .



                              I-INCUBATOR.COM, INC.
             (Exact name of registrant as specified in its charter)

               FLORIDA                                      59-3442557
  (State  or  Other  Jurisdiction  of               (Employer  Identification
 Incorporation  or  Organization)                    Number)



                               4966 El Camino Real
                               Los Altos, CA 94022
              (Address of Principal Executive Offices and Zip Code)


                                 (650) 938-8960
                         (Registrants telephone number)

Former name, former address and former fiscal year, if changed since last report: No changes.



Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001 per share

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days   YES  |X|                   NO  |_|

Number of shares outstanding of each of the registrant's classes of common stock as of August 12, 2002: Common Stock: 11,150,301

                              I-INCUBATOR.COM, INC.
                                AND SUBSIDIARIES
                                TABLE OF CONTENTS




PART I                                                                             Page

Item 1. Financial Statements

   Condensed Consolidated Balance Sheet as of June 30, 2002                          2

   Condensed Consolidated Statements of Operations for the Three
      and Six Months Ended June 30, 2002 and 2001                                    3

   Condensed Consolidated Statements of Cash Flows for the Six
       Months Ended June 30, 2002                                                    4

   Notes to Condensed Consolidated Financial Statements                              5

Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                          7

Item 3.  Legal Proceedings                                                          12

PART II

Item 5.  Other information                                                          12

Item 6.  Exhibits and Reports on Form 8-K                                           14

Signatures                                                                          16

                      I-Incubator.com, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)

Assets
  Cash                                           $    23,022
  Accounts receivable                                108,420
  Other current assets                                10,558
                                                  ----------
         Total Current Assets                        142,000

  Fixed assets, net of accumulated depreciation      463,029
  Goodwill                                         1,974,352
  Other assets                                         5,089
                                                  ----------
                                                 $ 2,584,470
                                                  ==========
Liabilities and Stockholders' Equity
  Accounts payable and accrued expenses          $   572,331
  Bridge loan payable                                160,642
                                                  ----------
         Total Current Liabilities                   732,973

  Notes payable to shareholders                      325,000

Stockholders' Equity
  Common Stock, $.0001 par value;
  100,000,000 shares authorized;
  11,150,301 shares issued and outstanding         9,188,975
  Retained earnings                               (7,662,478)
         Total Stockholders' Equity                1,526,497
                                                  ----------
                                                 $ 2,584,470
                                                  ==========

See accompanying notes to Condensed Consolidated Financial Statements

                     I-Incubator.com, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
            For the three and six months ended June 30, 2002 and 2001
                                   (Unaudited)


                                       Three Months Ended                 Six Months Ended
                                 -----------------------------     ------------------------------
                                 June 30, 2002   June 30, 2001     June 30, 2002    June 30, 2001
                                 -------------   -------------     -------------    -------------
Revenue:
  License                       $    9,794       $   36,371        $     9,794      $    36,371
  Hosting services                  21,482          108,129             36,624          142,729
                                    ------          -------             ------          -------
    Total revenue                   31,276          144,500             46,418          179,100

Expenses:
  Acquisition related expenses     221,442                0            271,442                0
  Compensation and benefits        373,321          540,200            428,794        1,011,787
  Consulting                        24,375           69,206             78,542           74,206
  Legal fees                        12,426           66,708             12,426           80,013
  Advertising                            0            3,490                  0            5,280
  Conferences / Trade Shows              0            6,500                  0            6,500
  Accounting fees                    5,495              320              5,495            3,030
  Professional services              5,532           78,866             50,532           97,866
  Server hosting                     2,782           24,047              8,131           58,094
  Rent                              51,674           59,668            152,062          123,016
  Office expenses                    9,291            9,647             14,442           28,984
  Insurance                              0                0                  0
  Travel and entertaiment            3,057            4,672              5,540           12,500
  Utilities                          4,539           21,246              6,946           38,140
  Depreciation                       5,687           38,242              5,687           39,866
  Reserve for contingencies        100,000                0            100,000                0
    Total expenses                 819,621          922,812          1,140,039        1,579,282

    Net loss from operations    $ (788,345)      $ (778,312)       $(1,093,621)     $(1,400,182)

    Net loss per share              ($0.18)          ($0.56)            ($0.34)          ($1.17)
                                    =======          =======            =======          =======

    Shares used in per share
    calculation                  4,379,381        1,381,693          3,214,983        1,193,907
                                 =========        =========          =========        =========

 See  accompanying  notes  to  Condensed  Consolidated  Financial  Statements

                     I-Incubator.com, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                     For the six months ended June 30, 2002
                                   (Unaudited)

  Operating  activities
    Net loss                                                                  ($1,093,621)
    Adjustments to reconcile net loss to cash used in operating activities:
        Accounts Receivable                                                         6,856
        Accounts Payable                                                          343,073
                                                                                 --------
            Net cash used in operating activities                                (743,692)
                                                                                 --------
  Financing activities
    Issuance of common stock                                                      750,000
                                                                                 --------
            Net cash provided by financing activities                             750,000
                                                                                 --------
  Net increase in cash for period                                                   6,308
  Cash at beginning of period                                                      16,714
  Cash at end of period                                                      $     23,022
                                                                                 ========
  Supplemental disclosure of cash flow information
  Cash paid for interest                                                     $          0
                                                                                       ==
  Cash paid for income taxes                                                 $          0
                                                                                       ==
  Non-cash investing and financing activities
  Issuance of common stock for settlement of accounts payable                $    450,740
                                                                                  =======
  Issuance of common stock for settlement of accrued compensation            $    784,639
                                                                                  =======
  Conversion of accounts payable to notes payable to shareholders            $    125,000
                                                                                  =======
  Acquisition of Planet Intra
    Assets acquired                                                           ($2,602,475)
    Liabilities assumed                                                      $    264,323
    Issuance of common stock                                                 $  2,338,152

 See  accompanying  notes  to  Condensed  Consolidated  Financial  Statements

                     I-Incubator.com, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

ORGANIZATION

On May 16, 2002, i-Incubator.com, Inc. ("Incubator''), Inclusion, Inc. ("Inclusion''), and INQU Acquisition Corporation. ("INQU''), entered into an Agreement and Plan of Merger, pursuant to which Inclusion merged with and into INQU. As a result of the Merger, Inclusion became a wholly owned subsidiary of Incubator. Incubator issued to the stockholders of Inclusion, one share of Incubator's common stock for every fifty shares of Inclusion stock. As a result of the merger and the issuance of stock to Inclusion investors, Inclusion stockholders held a majority interest in the Company. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. The acquisition was accounted for as a reverse acquisition whereby Inclusion was deemed to be the "accounting acquirer" using the guidance in Staff Accounting Bulletin No. 97. Additionally, the officers and directors of Incubator were replaced by individuals associated with Inclusion. The historical financial statements prior to the acquisition are that of Inclusion.

On June 10, 2002, Incubator acquired the assets of Planet-Intra.com International Ltd. (BVI) ("Planet Intra"), a privately-held software company, for approximately $2.34 million, consisting of the issuance of 4,776,304 shares of Incubator common stock, valued at $0.50 per share. The acquisition was accounted for using the purchase method, with a substantial majority of the purchase price allocated to intangible assets and goodwill.

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Incubator and its wholly-owned subsidiary, INQU Acquisition Corp. Intercompany accounts and transactions were eliminated in consolidation.

USE  OF  ESTIMATES

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the financial statements and reporting period. Accordingly, actual results could differ materially from those estimates.

REVENUE  RECOGNITION

The Company follows the revenue recognition principles described in Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9. The Company licenses products to end user customers and value added resellers (VAR). Software license revenue from sales to end users is generally recognized upon receipt of a signed contract or purchase order and delivery of the software, provided the related fee is fixed and determinable and collectibility of the fee is probable and vendor-specific objective evidence for all undelivered elements has been established. In addition to software license revenue, the Company offers product though a hosting service on a monthly subscription basis directly to our customers. Hosting revenue from sales to end users is generally recognized on a pay-as-you-go basis.

                     I-Incubator.com, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

EFFECT  OF  NEW  ACCOUNTING  PRONOUNCEMENTS

On February 1, 2002, the Company adopted the Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142"). Under FAS 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Most other intangible assets will continue to be amortized over their estimated useful lives. In connection with the transitional goodwill impairment evaluation under FAS 142, the Company will perform an assessment of goodwill impairment as of the date of adoption-February 1, 2002. The transitional goodwill impairment evaluation will be conducted in accordance with the procedures outlined in FAS 142 and any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations. The Company expects to complete the transitional impairment test by December 31, 2002. The Company does not expect to record an impairment charge upon completion of the test, but there can be no assurance that at the time the test is completed a significant impairment charge may not be recorded.

ASSET  ACQUISITION  OF  PLANET-INTRA

On June 10, 2002, the Company acquired the assets and assumed certain liabilities of Planet Intra for 4,776,304 shares of common stock valued at approximately $2.34 million according to the terms of the Asset Purchase Agreement. The purchase price of $2.34 million was allocated as follows:

Cash                                                     $40,724
Accounts receivable                                      118,683
Fixed assets                                             468,716
Excess of purchase price over fair value of assets     1,974,352
                                                       ---------
                                                       2,602,475

Trade accounts payable                                    64,323
Notes payable                                            200,000
                                                       ---------
                                                         264,323

               Net assets acquired                    $2,338,152

The excess of purchase price over the fair value of assets acquired is being amortized over 5 years. The effects of the Planet Intra asset acquisition are reflected in the accompanying balance sheet as of June 30, 2002. The Company anticipates conducting an independent valuation of such assets by December 31, 2002. Changes in valuation of such assets may result in a material change in the excess of purchase price over the fair value of assets. The following unaudited pro forma summary combines the consolidated results of operations of the Company and Planet Intra as if the acquisition had occurred at the beginning of the years presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would have occurred had the acquisition been in effect on the dates indicated, or which may occur in the future.

                   Three months ended                  Six months ended
                   ------------------                  ----------------
            June 30, 2002     June 30, 2001     June 30, 2002     June 30, 2001
            -------------     -------------     -------------     -------------
Revenue        $182,382          $336,390          $330,421          $679,644
Net loss      ($408,022)      ($1,106,459)        ($847,363)      ($2,709,509)

                     I-Incubator.com, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

SUBSEQUENT  EVENTS

On August 5, 2002, the Company acquired the assets of Flypaper Inc., a leading enterprise collaboration software and professional services firm. In addition, Flypaper's lead investor, Vanguard Ventures, along with other Flypaper investors, made a strategic investment in Inclusion.



Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated as Inclusion Inc. in California in April 1997, as a software company based on the technology of the Internet. Since our inception, we have developed web and network-based products, which permit customers to develop and share relevant information to users within and across organizations. Three investment rounds of financing were funded and lead by venture capital investors between June 1998 and July 2001. In September 2000, Martin Nielson assumed full time responsibilities as CEO, brought new investors to the company, and re-focused the company on medium to large sized enterprises as its principle customer market. In the period between September 2000 and July 2001, the company actively repositioned its software to this market and gained a much deeper experience of serving the needs of enterprise customers. This customer experience provided a deeper understanding of the potential value of the company's products and services. Combined with new research into the knowledge technologies markets by leading market researchers and investment analysts, management became convinced to launch a new plan for the company with the objective of maximizing long-term shareholder value by implementing a new business strategy.

In July 2001, the Company took steps necessary to implement a new business strategy. This new business strategy will seek to combine software, engineering, and consulting products and services around the knowledge technology marketplace. Growth will be by acquisition and organic growth and expansion will take place internationally.

During this period, a number of significant steps were taken to prepare the company for the launch of this new plan, culminating with the reverse merger with I-Incubator. Among these steps taken were:

     -    construction  of  the  details  of  the  new  plan
     -    repositioning  the  products  and  services
     - restructuring of the personnel, including identifying new additions to management
     - reduction of costs, writing off unproductive assets, and preparing the financial statements needed to launch with a cleaner plan
     - engagement of key professionals, including legal and investment banking teams
     -    negotiating  with  sources  of  new  investment
     - identifying and negotiating control of a suitable public company vehicle
     -    identifying  and  negotiating  with  acquisition  targets

This plan is now being implemented. The enclosed financial statements therefore contain the required analysis, but are not indicative of how management intends to run and expand the company. Over the course of the next few quarters, the plan should become more evident as execution of portions of the expansion processes commence.

We intend to become one of the industry's leading providers of software and services for intelligent, interactive communications across enterprises and marketplaces. Inclusion customers leverage their most important assets - human and intellectual capital - by capturing and re-using knowledge that is created while people work. Customized and highly secure, Inclusion's technology is typically deployed as enterprise portals, supply chain collaboration, intranets/extranets, project management, new product development, marketing automation, and workgroup communication.

On May 16, 2002, i-Incubator.com, Inc. ("Incubator''), Inclusion, Inc. ("Inclusion''), and INQU Acquisition Corporation. ("INQU''), entered into an Agreement and Plan of Merger, pursuant to which Inclusion merged with and into INQU. As a result of the Merger, Inclusion became a wholly owned subsidiary of Incubator. Incubator issued to the stockholders of Inclusion, one share of Incubator's common stock for every fifty shares of Inclusion stock. As a result, Inclusion stockholders held a majority interest in the Company. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. The acquisition was accounted for as a reverse acquisition whereby Inclusion was deemed to be the "accounting acquirer" using the guidance in Staff Accounting Bulletin No.
97. Additionally, Incubator's officers and directors were replaced by certain officers and directors associated with Inclusion.

On June 10, 2002, Incubator acquired the assets of Planet-Intra.com International Ltd. (BVI) ("Planet-Intra"), a privately-held software company located in Windsor, Ontario, Canada. As a result of this acquisition, Incubator issued 4,776,304 shares of common stock, valued at $0.50 per share. The acquisition was accounted for using the purchase method, with a substantial majority of the purchase price allocated to intangible assets and goodwill. The historical financial statements prior to the acquisition are that of Inclusion. Prior to Inclusion's reverse acquisition of Incubator, Incubator was a development stage company with no revenue. The Statement of Operations for the three and six months ended June 30, 2002 reflect the activity of the period June 11, 2002 through June 30, 2002 of the operations of Planet-Intra. Pro-forma results for the three and six months ended June 30, 2002 and 2001 are included in the Notes to Condensed Consolidated Financial Statements.

Results  of  Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere is this report. Except for the historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such statements include declarations regarding the intent, beliefs or current expectations of Inclusion and our management. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. We undertake no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the dates hereof or to reflect the occurrence of unanticipated events. Important factors which could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: the company's short operating history which makes it difficult to predict its future results of operations; the dependence of the company's revenue upon the company's suite of products; the company's history of operating losses and expected future losses which could impede its ability to address the risks and difficulties encountered by companies in new and rapidly evolving markets; the company's future operating results could fluctuate which may cause volatility or a decline in the price of the company's stock.

Three Months Ended June 30, 2002 as Compared to Three Months Ended June 30, 2001

The Statement of Operations for the three months ended June 30, 2002 reflect the activity of the period June 11, 2002 through June 30, 2002 of the operations of Planet-Intra.

Total revenue. We follow the revenue recognition principles described in Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9.

Total revenue for the three months ended June 30, 2002 decreased 78.4% to $31,276 from $144,500 for the three months ended June 30, 2001. The overall decrease in revenue is primarily attributed to the Company's discontinuation of selling the Inclusion product offerings in early 2002. This decision is in conjunction with the Company's planned acquisition activities of software and service providers in the Knowledge Management sector. For the three months ended June 30, 2002, license revenue and hosting revenue accounted for 31% and 69% of total revenue, respectively. For the three months ended June 30, 2001, license revenue and hosting revenue accounted for 30% and 70%, respectively.

License revenue. We license our products to end user customers and value added resellers (VAR). Software license revenue from sales to end users is generally recognized upon receipt of a signed contract or purchase order and delivery of the software, provided the related fee is fixed and determinable and collectibility of the fee is probable and vendor-specific objective evidence for all undelivered elements has been established. License revenue for the three months ended June 30, 2002 decreased 77% to $9,794 from $43,215 for the three months ended June 30, 2001.

Hosting services revenue. In addition to software license revenue, we offer our product though a hosting service on a monthly subscription basis directly to our customers. Hosting services revenue from sales to end-users is generally recognized on a pay-as-you-go basis. Hosting services revenue for the three months ended June 30, 2002 decreased 80% to $21,482 from $108,129 for the three months ended June 30, 2001.

Operating  Expenses

Total operating expenses for the three months ended June 30, 2002 decreased 11% to $819,621 from $922,812 for the three months ended June 30, 2001. The decrease in total operating expenses is principally due to the decrease in compensation and benefits which represented 46% and 59% of the total operating expenses for the three months ended June 30, 2002 and 2001, respectively. In late 2001, the Company significantly reduced its headcount for the purposes of re-launching its product offerings via the acquisition software and services providers in the Knowledge Management sector. As a result, compensation and benefits for the three months ended June 30, 2002 decreased 31% to $373,321 from $540,200 for the three months ended June 30, 2001.

Consulting costs for the three months ended June 30, 2002 decreased 65% to $24,375 from $69,206 for the three months ended June 30, 2001. This decrease in consulting cost is principally due to the elimination of sales and marketing consultants during 2002.

Legal fees for the three months ended June 30, 2002 decreased 81% to $12,426 from $66,708 for the three months ended June 30, 2001. The Company anticipates that legal expenses will increase for the remainder of the calendar year in conjunction with its recent reverse acquisition, additional acquisition related activity and the related costs associated with being a public company.

Professional services for the three months ended June 30, 2002 decreased 93% to $5,532 from $78,866 for the three months ended June 30, 2001. This was principally due to the Company's overall cost reduction plan.

Six  Months  Ended  June  30, 2002 as Compared to Six Months Ended June 30, 2001

The Statement of Operations for the six months ended June 30, 2002 reflect the activity of the period June 11, 2002 through June 30, 2002 of the operations of Planet-Intra.

Total revenue. Total revenue for the six months ended June 30, 2002 decreased 74% to $46,418 from $179,100 for the three months ended June 30, 2001. The overall decrease in revenue is primarily attributed to the Company's discontinuation of selling the Inclusion product offerings in early 2002. This decision is in conjunction with the Company's planned acquisition activities of software and service providers in the Knowledge Management sector. For the six months ended June 30, 2002, license revenue and hosting revenue accounted for 20% and 80% of total revenue, respectively. For the six months ended June 30, 2001, license revenue and hosting revenue accounted for 20% and 80%, respectively.

License revenue. License revenue for the six months ended June 30, 2002 decreased 73% to $9,794 from $36,371 for the six months ended June 30, 2001.

Hosting services revenue. Hosting services revenue for the six months ended June 30, 2002 decreased 74% to $36,624 from $142,729 for the six months ended June 30, 2001.

Operating  Expenses

Total operating expenses for the six months ended June 30, 2002 decreased 28% to $1,140,036 from $1,579,282 for the six months ended June 30, 2001. The decrease in total operating expenses is principally due to the decrease in compensation and benefits which represented 38% and 64% of the total operating expenses for the six months ended June 30, 2002 and 2001, respectively. In late 2001, the Company significantly reduced its headcount for the purposes of re-launching its product offerings via the acquisition software and services providers in the Knowledge Management sector. As a result, compensation and benefits for the six months ended June 30, 2002 decreased 58% to $428,794 from $1,011,787 for the six months ended June 30, 2001.

Legal fees for the six months ended June 30, 2002 decreased 81% to $12,426 from $80,013 for the three months ended June 30, 2001. The Company anticipates that legal expenses will increase for the remainder of the calendar year in conjunction with its recent reverse acquisition, additional acquisition related activity and the related costs associated with being a public company.

Professional services for the six months ended June 30, 2002 decreased 55% to $50,532 from $97,866 for the six months ended June 30, 2001. This was principally due to the Company's overall cost reduction plan.

Liquidity  and  Capital  Resources

Since our inception, we have financed our operations primarily through private equity investors totaling approximately $5.3 million. During the first half of calendar year 2002, we raised additional financing through the issuance of 1,500,000 shares of common stock at a price of $0.50 per share totaling $750,000 through a private rights offering of common stock. The proceeds were principally used for the reverse acquisition of Incubator and working capital purposes. The size of our accumulated deficit, our losses since inception and our ongoing need for capital to continue our operations raises substantial doubt as to our ability to continue operations during the year 2002.

Our capital requirements are dependent on several factors, including the costs of acquisitions, market acceptance of our software and services, timely updating of the Company's existing software products, developing new software products or acquiring the rights to existing software products from third parties, the resources devoted to marketing and selling the Company's services and brand promotions and other factors.

We believe that cash generated from operations may be insufficient to fund our ongoing operations through the next twelve months. Although we have received some equity and debt financing, efforts are underway to secure additional financing to enable us to meet our obligations, as execution of our business plan may require additional capital to fund. We currently have certain financing agreements in place for potential sources of financing but there can be no assurance that we will be able to successfully raise such additional funds or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be dilutive to our current shareholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in sufficient amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition Lack of additional funds will materially affect our business and may cause us to cease operations. Consequently, shareholders could incur a loss of their entire investment in Inclusion.

Our financial statements were prepared on the assumption that we will continue as a going concern. The report of our independent accountants for the year ended December 31, 2001 acknowledges that we have incurred losses in each of the last three fiscal years and that we will require additional funding to sustain our operations. These conditions cause substantial doubt as to our ability to continue as a going concern. Our financial statements included herein do not include any adjustments that might result should we be unable to continue as a going concern.

Risks  and  Uncertainties

Our business is subject to the effects of general economic conditions, and in particular, market conditions in the software and computer industries. Our operating results have been and continue to be adversely affected as a result of the recent unfavorable global economic conditions and reduced consumer spending in the high tech sector. These adverse economic conditions in the U.S., may continue in the short term, and they may continue to adversely affect our revenue and earnings. If these economic conditions do not improve, or if we experience a continued weakening of the economy or technology spending, we may experience material adverse impacts on our business.

Other  Factors  That  May  Affect  Future  Results  of  Operations:

     -    delays  in  shipment  of  our  major new versions of existing products
     -    lack  of  acceptance  of  new  versions  of  existing  products
     -    introduction  of  new  products  by  major  competitors
     -    weakness  in  demand  for  software
     -    lack  of  growth  in  worldwide  personal  computer  sales
     -    corporate  reductions  in  IT  spending
     -    inability  to  integrate  companies  and  products  we  acquire
     -    industry  transitions  to new business and information delivery models
     - changes occurring in the global market conditions affecting our customers

Statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be available on a timely basis, the risk that such products and upgrades may not achieve market acceptance, the risk that competitors will develop similar products and reach the market first, and the risk that the Company would not be able to fund its working capital needs from cash flow.

Critical  Accounting  Policies

Revenue  Recognition

We  follow the revenue recognition principles described in Statement of Position
(SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9. We license our products to end user customers and value added resellers (VAR). Software license revenue from sales to end users is generally recognized upon receipt of a signed contract or purchase order and delivery of the software, provided the related fee is fixed and determinable and collectibility of the fee is probable and vendor-specific objective evidence for all undelivered elements has been established. In addition to software license revenue, we offer our product though a hosting service on a monthly subscription basis directly to our customers. Hosting revenue from sales to end-users is generally recognized on a pay-as-you-go basis.

Goodwill  and  Other  Intangible  Assets

On February 1, 2002, the Company adopted the Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142"). Under FAS 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Most other intangible assets will continue to be amortized over their estimated useful lives. In connection with the transitional goodwill impairment evaluation under FAS 142, the Company will perform an assessment of goodwill impairment as of the date of adoption-February 1, 2002. The transitional goodwill impairment evaluation will be conducted in accordance with the procedures outlined in FAS 142 and any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations. The Company expects to complete the transitional impairment test by December 31, 2002. The Company does not expect to record an impairment charge upon completion of the test, but there can be no assurance that at the time the test is completed a significant impairment charge may not be recorded.

Item  3:  Legal  Proceedings

On May 22, 2002, a former employee of Inclusion Inc., filed a complaint for breach of contract, unpaid wages, breach of written contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty and fraud against Inclusion, Inc., I-Incubator.com, Inc. and individual defendants affiliated with Inclusion, Inc. While management, including internal counsel, currently believes that the ultimate outcome of this complaint will not have a material adverse effect on our financial position or overall trends in results of operations, potential litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future. The Company has recorded adequate reserves as of June 30, 2002 to provide for such contingency.

PART  II

ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

          None

     (b)  Reports  on  Form  8-K

          None


CERTIFICATION

I, Martin Nielson, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of I-Incubator.com, Inc. on Form 10-QSB for the quarterly period ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly represents in all material respects the financial condition and results of operations of I-Incubator.com, Inc.

/s/  Martin Nielson        8/29/02
-----------------------------------
(Martin  Nielson,  Chief  Executive  Officer)



I, Henry Lo, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of I-Incubator.com, Inc. on Form 10-QSB for the quarterly period ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly represents in all material respects the financial condition and results of operations of I-Incubator.com, Inc.

/s/  Henry Lo              8/29/02
-----------------------------------
(Henry  Lo,  Chief  Financial  Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


I-INCLUSION.COM,  INC.
(Registrant)


/s/  Martin  Nielson       8/29/02
-----------------------------------
(Martin  Nielson,  Chief  Executive  Officer,  President  and  Director)




/s/  Henry  Lo               8/29/02
- ----------------------------------
(Henry  Lo,  Chief  Financial  Officer,  Secretary)