Form 10QSB
period 2002-09-30
I INCUBATOR COM INC
filed 2002-11-15
CIK 1044693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-QSB


                 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended
                               September 30, 2002


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




                             101 First Street, #493
                               Los Altos, CA 94022
              (Address of Principal Executive Offices and Zip Code)


                                 (650) 938-8960
                         (Registrants telephone number)

Former name, former address and former fiscal year, if changed since last report:

                         4966 El Camino Real, Suite #100
                               Los Altos, CA 94022

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001 per share

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES |X| NO |_|

Number of shares outstanding of each of the registrant's classes of common stock as of November 14, 2002: Common Stock: 11,650,301

                              I-INCUBATOR.COM, INC.
                                AND SUBSIDIARIES
                                Table of Contents

                                                                                                 Page


PART I
Item 1.  Financial Statements

   Condensed Consolidated Balance Sheet as of September 30, 2002                                   3

   Condensed Consolidated Statements of Operations for the Three
      and Nine Months Ended September 30, 2002 and 2001                                            4

   Condensed Consolidate Statement of Stockholders' Equity for the Nine
      Months Ended September 30, 2002                                                              5

   Condensed Consolidated Statements of Cash Flows for the Nine
      Months Ended September 30, 2002                                                              6

   Notes to Condensed Consolidated Financial Statements                                            7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                       12

Item 3.  Legal Proceedings                                                                        17

PART II

Item 5.  Other information                                                                        17
Item 6.  Exhibits and Reports on Form 8-K                                                         17

Signatures                                                                                        19

                     I-Incubator.com, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                               September 30, 2002
                                   (Unaudited)

Assets
      Cash                                                                    $                  50,286
      Accounts receivable                                                                       115,940
      Other current assets                                                                       13,558
                                                                                                 ------
                            Total current assets                                                179,784

      Fixed assets, net of accumulated depreciation                                             638,751
      Goodwill                                                                                2,212,607
      Other assets                                                                                5,089
                                                                                                  -----
                                                                              $               2,856,447
                                                                                              =========

Liabilities and Stockholders' Equity
      Accounts payable and accrued expenses                                   $                 872,566
      Bridge loan payable                                                                       160,642
      Convertible debenture                                                                     282,500
                                                                                                -------
                            Total current liabilities                                         1,315,708

      Notes payable to stockholders                                                             325,000

Stockholders' Equity
      Common Stock, $.0001 par value;
      100,000,000 shares authorized;
      11,650,301 shares issued and outstanding                                                9,912,146
      Retained earnings                                                                     (8,696,407)
                            Total stockholders' equity                                        1,215,739
                                                                                              ---------
                                                                              $               2,856,447
                                                                                              =========

      See accompanying notes to Condensed Consolidated Financial Statements

                     I-Incubator.com, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
         For the three and nine months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                Three Months Ended                         Nine Months Ended
                                        -----------------------------------        -----------------------------------
                                         September 30,       September 30,          September 30,       September 30,
                                             2002                2001                   2002                2001
                                        ---------------     ---------------        ---------------     ---------------

Revenue:
      License                      $         178,467  $          141,614     $          188,261  $          177,985
      Hosting services                        32,078             121,018                 68,702             263,847
                                              ------             -------                 ------             -------
         Total revenue                       210,545             262,632                256,963             441,832

Expenses:
      Acquisition related
      expenses                                     0                   0                271,442                   0
      Compensation and benefits              343,533             930,986                845,968           1,942,773
      Consulting                              26,250              12,760                 94,792              86,966
      Legal fees                              22,400              18,865                 34,826              61,142
      Advertising                                200                 480                    200               5,760
      Conferences / Trade Shows                    0               2,228                      0               8,728
      Accounting fees                         18,102              18,391                 23,597              21,421
      Professional services                        0             102,521                 66,939             200,387
      Server hosting                               0              84,289                 11,913             160,309
      Rent                                    71,345             103,330                223,407             226,346
      Office expenses                         27,309              37,071                 41,839              58,736
      Insurance                               12,241               5,550                 12,241              12,820
      Travel and entertaiment                 57,875              16,122                 63,821              28,623
      Utilities                                4,076              23,651                 11,022              43,865
      Depreciation                            26,895              27,508                 38,268              67,374
      Reserve for contingencies                    0                   0                100,000                   0
                                                   -                   -                -------                   -
         Total expenses                      610,226           1,383,752              1,840,275           2,925,250

         Net loss from operations  $       (399,681)  $      (1,121,120)     $      (1,583,312)  $      (2,483,418)

         Net loss per share                  ($0.04)             ($0.81)                ($0.26)             ($1.98)
                                             =======             =======                =======             =======

         Shares used in per share
         calculation                     11,341,412           1,381,693              6,118,840           1,256,503
                                         ===========          ==========             ==========          =========


      See accompanying notes to Condensed Consolidated Financial Statements

                     I-Incubator.com, Inc. and Subsidiaries
            Condensed Consolidated Statement of Stockholders' Equity
                  For the nine months ended September 30, 2002
                                   (Unaudited)


                                                  Preferred Stock              Common Stock
                                             --------------------------- --------------------------     Retained       Total
                                                 Shares        Amount        Shares       Amount        Earnings
                                             ------------- ------------- ------------- ------------ ------------- -------------


Balance, December 31, 2001 .................   23,876,019   $ 4,886,383     5,380,759   $   502,309   ($6,880,747)  ($1,492,055)

Issuance of Common Stock in connection
with the reverse acquisition of
i-Incubator.com, Inc. ......................         --            --         967,855          --        (232,348)  ($  232,348)

Issuance of Common Stock in connection
with the Rights Offering at $0.50 per
share ......................................         --            --       1,500,000       750,000          --     $   750,000

Issuance of Common Stock for the Asset
Purchase of Planet-Intra.com
International Ltd. (BVI) ...................         --            --       4,776,304     2,388,152          --     $ 2,388,152

Conversion of Inclusion Shareholders
and Employees ..............................  (23,876,019)   (4,886,383)   (5,380,759)     (502,309)         --     ($5,388,692)

Issuance of Common Stock to Inclusion, Inc.
Investors, Employees and Advisors and
Settlement of certain Inclusion, Inc. claims         --            --       3,906,142     6,048,994          --     $ 6,048,994

Issuance of Common Stock for the Asset
Purchase of Flypaper, Inc. .................         --            --         172,414       250,000          --     $   250,000

Issuance of Common Stock for the Asset
Purchase of Flypaper, Inc. .................         --            --         327,586       475,000          --     $   475,000

Loss from Operations .......................         --            --            --            --      (1,583,312)  ($1,583,312)


Balance, September 30, 2002 ................         --            --      11,650,301   $ 9,912,146   ($8,696,407)  $ 1,215,739

                     I-Incubator.com, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                  For the nine months ended September 30, 2002
                                   (Unaudited)

      Operating activities
          Net loss                                                                                              ($1,583,312)
          Adjustments to reconcile net loss to cash used in operating activities:
                Depreciation                                                                                          38,268
                Accounts receivable                                                                                    (664)
                Other assets                                                                                         (3,000)
                Accounts payable and accrued expenses                                                               299,780
                                                                                                                    -------
                Net cash used in operating activities                                                            (1,248,928)
                                                                                                                 -----------

      Financing activities
          Issuance of common stock                                                                                 1,000,000
          Net proceeds from convertible debenture                                                                   282,500
                                                                                                                    -------
                Net cash provided by financing activities                                                         1,282,500
                                                                                                                  ---------
      Net cash increase for period                                                                                    33,572
      Cash at beginning of period                                                                                     16,714
      Cash at end of period                                                                                         $50,286
                                                                                                                    =======

      Supplemental disclosure of cash flow information
      Cash paid for interest                                                                                             $0
                                                                                                                         ==
      Cash paid for income taxes                                                                                         $0
                                                                                                                         ==

      Non-cash investing and financing activities
      Settlement of Accounts Payable via the Issuance of Common Stock                                              $450,740
                                                                                                                   ========
      Settlement of Accrued Compensation via the Issuance of Common Stock                                          $784,639
                                                                                                                   ========
      Conversion of Accounts Payable and Notes Payable due Shareholder                                             $125,000
                                                                                                                   ========
      Acquisition of Planet Intra
          Assets acquired                                                                                       ($2,602,475)
          Liabilities assumed                                                                                       $264,323
          Issuance of common stock                                                                                $2,338,152
      Acquisition of Flypaper
          Assets acquired                                                                                         ($561,421)
          Liabilities assumed                                                                                        $86,421
          Issuance of common stock                                                                                  $475,000


      See accompanying notes to Condensed Consolidated Financial Statements

                     I-Incubator.com, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

ORGANIZATION

On May 16, 2002, i-Incubator.com, Inc. ("Incubator"), Inclusion, Inc. ("Inclusion"), and INQU Acquisition Corporation. ("INQU"), entered into an Agreement and Plan of Merger, pursuant to which Inclusion merged with and into INQU. As a result of the Merger, Inclusion became a wholly owned subsidiary of Incubator. Incubator issued to the stockholders of Inclusion, one share of Incubator's common stock for every fifty shares of Inclusion stock. As a result of the merger and the issuance of stock to Inclusion investors, Inclusion stockholders held a majority interest in the Company. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. The acquisition was accounted for as a reverse acquisition whereby Inclusion was deemed to be the "accounting acquirer" using the guidance in Staff Accounting Bulletin No. 97. Additionally, the officers and directors of Incubator were replaced by individuals associated with Inclusion. The historical financial statements prior to the acquisition are that of Inclusion.

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

On August 5, 2002, Incubator acquired the assets and assumed certain liabilities of Flypaper, Inc. ("Flypaper"), a privately-held software company, for approximately $475,000, consisting of the issuance of 327,586 shares of Incubator common stock, valued at $1.45 per share. Under the Asset Purchase Agreement between Incubator and Flypaper, Incubator may be required to issue up to 1,200,000 warrants to purchase Incubator's common stock at $.01 per share upon Flypaper's achievement of certain milestones. The acquisition was accounted for using the purchase method, with a substantial majority of the purchase piece allocated to intangible assets and goodwill. In addition, Incubator raised additional financing through the issuance of 172,414 shares of common stock at a price of $1.45 per share totaling $250,000 to the former investors of Flypaper. The proceeds were principally used for working capital purposes.

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

                     I-Incubator.com, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted the Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142"). Under FAS 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Most other intangible assets will continue to be amortized over their estimated useful lives. In connection with the transitional goodwill impairment evaluation under FAS 142, the Company will perform an assessment of goodwill impairment as of the date of adoption--February 1, 2002. The transitional goodwill impairment evaluation will be conducted in accordance with the procedures outlined in FAS 142 and any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations. The Company expects to complete the transitional impairment test by December 31, 2002. The Company does not expect to record an impairment charge upon completion of the test, but there can be no assurance that at the time the test is completed a significant impairment charge may not be recorded.

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

Cash                                                           $40,724
Accounts receivable                                            118,683
Fixed assets                                                   468,716
Excess of purchase price over fair value of assets           1,974,352
                                                             ---------
                                                             2,602,475

Trade accounts payable                                          64,323
Notes payable                                                  200,000
                                                               -------
                                                               264,323

                 Net assets acquired                        $2,338,152


ASSET ACQUISITION OF FLYPAPER

On August 5, 2002, Incubator acquired the assets and assumed certain liabilities of Flypaper, Inc. ("Flypaper"), a privately-held software company, for approximately $475,000, consisting of the issuance of 327,586 shares of Incubator common stock, valued at $1.45 per share. Under the Asset Purchase Agreement between Incubator and Flypaper, Incubator may be required to issue up to 1,200,000 warrants to purchase Incubator's common stock at $.01 per share upon Flypaper's achievement of certain milestones. The acquisition was accounted for using the purchase method, with a substantial majority of the purchase price allocated to intangible assets and goodwill. The purchase price of $475,000 was allocated as follows:

Cash                                                                  $9,723
Accounts receivable                                                  114,789
Fixed assets                                                         198,654
Excess of purchase price over fair value of assets                   238,255
                                                                     -------
                                                                     561,421

Trade accounts payable                                                86,421
                                                                      ------
                                                                      86,421

                   Net assets acquired                              $475,000


The excess of purchase price over the fair value of assets acquired is being amortized over 5 years. The effects of the Flypaper asset acquisition are reflected in the accompanying balance sheet as of September 30, 2002. The Company anticipates conducting an independent valuation of such assets by December 31, 2002. Changes in valuation of such assets may result in a material change in the excess of purchase price over the fair value of assets. The following unaudited pro forma summary combines the consolidated results of operations of the Company, Planet Intra and Flypaper as if the acquisitions had occurred at the beginning of the years presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would have occurred had the acquisition been in effect on the dates indicated, or which may occur in the future.

                                  Three months ended                                  Nine months ended
                       September 30, 2002    September 30, 2001         September 30, 2002          September 30, 2001
                       ------------------    ------------------         ------------------          ------------------
                           (unaudited)           (unaudited)                (unaudited)                (unaudited)
Revenue                $   243,254                $   330,082                $   890,626                $ 1,063,852
Net loss               ($  486,861)               ($1,366,932)               ($2,440,755)               ($6,570,926)

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

In July 2001 the company took steps necessary to implement a new business strategy. This new business strategy will seek to combine software, engineering, and consulting products and services around the knowledge technology marketplace. Growth will be by acquisition and organic growth and expansion will take place internationally.

During this period, a number of significant steps were taken to prepare the company for the launch of this new plan, culminating with the reverse merger with I-Incubator. Among these steps taken were:

o    construction of the details of the new plan

o    repositioning the products and services

o restructuring of the personnel, including identifying new additions to management

o reduction of costs, writing off unproductive assets, and preparing the financial statements needed to launch with a cleaner plan

o engagement of key professionals, including legal and investment banking teams

o negotiating with sources of new investment o identifying and negotiating control of a suitable public company vehicle o identifying and negotiating with acquisition targets

This plan is now being implemented. The enclosed financial statements therefore contain the required analysis, but are not indicative of how management intends to run and expand the company. Over the course of the next few quarters, the plan should become more evident as execution of portions of the expansion processes commence.

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

On May 16, 2002, i-Incubator.com, Inc. ("Incubator"), Inclusion, Inc. ("Inclusion"), and INQU Acquisition Corporation. ("INQU"), entered into an Agreement and Plan of Merger, pursuant to which Inclusion merged with and into INQU. As a result of the Merger, Inclusion became a wholly owned subsidiary of Incubator. Incubator issued to the stockholders of Inclusion, one share of Incubator's common stock for every fifty shares of Inclusion stock. As a result, Inclusion stockholders held a majority interest in the Company. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. The acquisition was accounted for as a reverse acquisition whereby Inclusion was deemed to be the "accounting acquirer" using the guidance in Staff Accounting Bulletin No.
97. Additionally, Incubator's officers and directors were replaced by certain officers and directors associated with Inclusion.

On June 10, 2002, Incubator acquired the assets of Planet-Intra.com International Ltd. (BVI) ("Planet-Intra"), a privately-held software company located in Windsor, Ontario, Canada. As a result of this acquisition, Incubator issued 4,776,304 shares of common stock, valued at $0.50 per share. The acquisition was accounted for using the purchase method, with a substantial majority of the purchase price allocated to intangible assets and goodwill. The historical financial statements prior to the acquisition are that of Inclusion. Prior to Inclusion's reverse acquisition of Incubator, Incubator was a development stage company with no revenue. The Statement of Operations for the three and nine months ended September 30, 2002 reflect the activity of the period June 11, 2002 through September 30, 2002 of the operations of Planet-Intra. Pro-forma results for the three and nine months ended September 30, 2002 and 2001 are included in the Notes to Condensed Consolidated Financial Statements.

On August 5, 2002, Incubator acquired the assets of Flypaper, Inc. ("Flypaper"), a privately-held software company located in San Carlos, California. As a result of this acquisition, Incubator issued 327,586 shares of Incubator common stock, valued at $1.45 per share. The acquisition was accounted for using the purchase method, with a substantial majority of the purchase price allocated to intangible assets and goodwill. The historical financial statements prior to the acquisition are that of Inclusion. The Statement of Operations for the three and nine months ended September 30, 2002 reflect the activity of the period August 6, 2002 through September 30, 2002 of the operations of Flypaper. Pro-forma results for the three and nine months ended September 30, 2002 and 2001 are included in the Notes to Condensed Consolidated Financial Statements.

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

TOTAL REVENUE. We follow the revenue recognition principles described in Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9.

Total revenue for the three months ended September 30, 2002 decreased 20% to $210,545 from $262,632 for the three months ended September 30, 2001. The overall decrease in revenue is primarily attributed to the Company's discontinuation of selling the Inclusion product offerings in early 2002. This decision is in conjunction with the Company's planned acquisition activities of software and service providers in the Knowledge Management sector. For the three months ended September 30, 2002, license revenue and hosting revenue accounted for 85% and 15% of total revenue, respectively. For the three months ended September 30, 2001, license revenue and hosting revenue accounted for 54% and 46%, respectively.

LICENSE REVENUE. We license our products to end user customers and value added resellers (VAR). Software license revenue from sales to end users is generally recognized upon receipt of a signed contract or purchase order and delivery of the software, provided the related fee is fixed and determinable and collectibility of the fee is probable and vendor-specific objective evidence for all undelivered elements has been established. License revenue for the three months ended September 30, 2002 increased 26% to $178,467 from $141,614 for the three months ended September 30, 2001.

HOSTING SERVICES REVENUE. In addition to software license revenue, we offer our product though a hosting service on a monthly subscription basis directly to our customers. Hosting services revenue from sales to end-users is generally recognized on a pay-as-you-go basis. Hosting services revenue for the three months ended September 30, 2002 decreased 73% to $32,078 from $121,018 for the three months ended September 30, 2001.

OPERATING EXPENSES

Total operating expenses for the three months ended September 30, 2002 decreased 56% to $610,226 from $1,383,752 for the three months ended September 30, 2001. The decrease in total operating expenses is principally due to the decrease in compensation and benefits which represented 56% and 67% of the total operating expenses for the three months ended September 30, 2002 and 2001, respectively. In late 2001, the Company significantly reduced its headcount for the purposes of re-launching its product offerings via the acquisition software and services providers in the Knowledge Management sector. As a result, compensation and benefits for the three months ended September 30, 2002 decreased 63% to $343,533 from $930,986 for the three months ended September 30, 2001.

Consulting costs for the three months ended September 30, 2002 increased 106% to $26,250 from $12,760 for the three months ended September 30, 2001. This increase in consulting cost is principally due to the addition of a business development consultant during 2002.

Legal fees for the three months ended September 30, 2002 increased 19% to $22,400 from $18,865 for the three months ended September 30, 2001. The Company anticipates that legal expenses will increase for the remainder of the calendar year in conjunction with its recent reverse acquisition, additional acquisition related activity and the related costs associated with being a public company.

Rent expense for the three months ended September 30, 2002 decreased 31% to $71,345 from $103,330 for the three months ended September 30, 2001. This was principally due to the Company's consolidation of office space as a result of the acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

The Statement of Operations for the nine months ended September 30, 2002 reflect the activity of the period August 6, 2002 through September 30, 2002 of the operations of Flypaper.

TOTAL REVENUE. Total revenue for the nine months ended September 30, 2002 decreased 42% to $256,963 from $441,832 for the nine months ended September 30, 2001. The overall decrease in revenue is primarily attributed to the Company's discontinuation of selling the Inclusion product offerings in early 2002. This decision is in conjunction with the Company's planned acquisition activities of software and service providers in the Knowledge Management sector. For the nine months ended September 30, 2002, license revenue and hosting revenue accounted for 73% and 27% of total revenue, respectively. For the nine months ended September 30, 2001, license revenue and hosting revenue accounted for 40% and 60%, respectively.

LICENSE REVENUE. License revenue for the nine months ended September 30, 2002 increased 6% to $188,261 from $177,985 for the nine months ended September 30, 2001.

HOSTING SERVICES REVENUE. Hosting services revenue for the nine months ended September 30, 2002 decreased 74% to $68,702 from $263,847 for the nine months ended September 30, 2001.

OPERATING EXPENSES

Total operating expenses for the nine months ended September 30, 2002 decreased 37% to $1,840,275 from $2,925,250 for the nine months ended September 30, 2001. The decrease in total operating expenses is principally due to the decrease in compensation and benefits which represented 46% and 66% of the total operating expenses for the nine months ended September 30, 2002 and 2001, respectively. In late 2001, the Company significantly reduced its headcount for the purposes of re-launching its product offerings via the acquisition software and services providers in the Knowledge Management sector. As a result, compensation and benefits for the nine months ended September 30, 2002 decreased 56% to $845,968 from $1,942,773 for the nine months ended September 30, 2001.

Consulting costs for the nine months ended September 30, 2002 increased 9% to $94,792 from $86,966 for the three months ended September 30, 2001. This increase in consulting cost is principally due to the addition of a business development consultant during 2002.

Legal fees for the nine months ended September 30, 2002 decreased 43% to $34,826 from $61,142 for the nine months ended September 30, 2001. The Company anticipates that legal expenses will increase for the remainder of the calendar year in conjunction with its recent reverse acquisition, additional acquisition related activity and the related costs associated with being a public company.

Professional services for the nine months ended September 30, 2002 decreased 67% to $66,939 from $200,387 for the nine months ended September 30, 2001. This was principally due to the Company's overall cost reduction plan.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private equity investors totaling approximately $5.3 million. During the first half of calendar year 2002, we raised additional financing through the issuance of 1,500,000 shares of common stock at a price of $0.50 per share totaling $750,000 through a private rights offering of common stock. The proceeds were principally used for the reverse acquisition of Incubator and working capital purposes. On September 3, 2002, the Company entered into a 12% Convertible Note Purchase Agreement for $1,000,000 ("Note Agreement"). Under this Note Agreement, the Company has drawn net proceeds totaling $282,500 as of September 30, 2002. The notes are due in one year from the date of issue. The size of our accumulated deficit, our losses since inception and our ongoing need for capital to continue our operations raises substantial doubt as to our ability to continue operations during the year 2002.

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

Other Factors That May Affect Future Results of Operations:

o    delays in shipment of our major new versions of existing products

o    lack of acceptance of new versions of existing products

o    introduction of new products by major competitors

o    weakness in demand for software

o    lack of growth in worldwide personal computer sales

o    corporate reductions in IT spending

o    inability to integrate companies and products we acquire

o    industry transitions to new business and information delivery models

o    changes occurring in the global market conditions affecting our customers

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

GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, the Company adopted the Statements of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS 142"). Under FAS 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Most other intangible assets will continue to be amortized over their estimated useful lives. In connection with the transitional goodwill impairment evaluation under FAS 142, the Company will perform an assessment of goodwill impairment as of the date of adoption--February 1, 2002. The transitional goodwill impairment evaluation will be conducted in accordance with the procedures outlined in FAS 142 and any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations. The Company expects to complete the transitional impairment test by December 31, 2002. The Company does not expect to record an impairment charge upon completion of the test, but there can be no assurance that at the time the test is completed a significant impairment charge may not be recorded.

ITEM 3: LEGAL PROCEEDINGS

On May 22, 2002, a former employee of Inclusion Inc., filed a complaint for breach of contract, unpaid wages, breach of written contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty and fraud against Inclusion, Inc., I-Incubator.com, Inc. and individual defendants affiliated with Inclusion, Inc. While management, including internal counsel, currently believes that the ultimate outcome of this complaint will not have a material adverse effect on our financial position or overall trends in results of operations, potential litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future. The Company has recorded adequate reserves as of September 30, 2002 to provide for such contingency.

PART II

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    EXHIBITS.
                --------

                  Exhibit 99.1 Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 as well as Section 302 of the Sarbanes-Oxley Act of 2002


         (b) Reports on Form 8-K

                  None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-INCUBATOR.COM, INC.
(Registrant)


/s/ Martin Nielson
                                                                       11/ 14/02
- ----------------------------------
(Martin Nielson, Chief Executive Officer, Chief Accounting Officer,
 President and Director)

                    CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER
                          AND CHIEF ACCOUNTING OFFICER
                                      UNDER
                      SECTION 302 OF THE SARBANES-OXLEY ACT

I, Martin Nielson, Chief Executive Officer and Chief Accounting Officer of I-Incubator,com, Inc. certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of I-Incubator,com, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                              -----------------------------------
                              Martin Nielson
                              Chief Executive Officer and Chief Accounting
                              Officer

                                                                   Exhibit 99.1

I-INCUBATOR.COM, INC.

Quarterly Report on Form 10-QSB
for the Quarter ended September 30, 2002


                                  CERTIFICATION


            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     The undersigned, who is the Chief Executive Officer and Chief Accounting Officer of I-Incubator,com, Inc. (the "Company"), hereby certifies that (i) the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, as filed by the Company with the Securities and Exchange Commission (the "Quarterly Report"), to which this Certification is an Exhibit, fully complies with the applicable requirements of Section 13(a) and 15(d) of the Exchange Act; and (ii) the information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November 14, 2002

                           Martin Nielson
                           Chief Executive Officer and Chief Accounting
                           Officer